Form 10-Q
period 1996-03-31
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1996-05-15
CIK 888956

[TYPE]
                [S]
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q

          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1996

                                OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-20986

                ENVIRONMENTAL TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

     Delaware                                22-305943
(State or other jurisdiction        (I.R.S. Employer Identification
      of incorporation                     Number)
      or organization)

     550 James Street
     Lakewood, New Jersey                      08701
      (Address of principal                   (Zip Code)
      executive offices)

Issuer's telephone number, include area code         (908) 370-3400

                                N/A
Former name, former address and fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES X    NO

The number of shares outstanding of the registrant's common stock is 4,000,411 (as of May 14, 1996).




                       Page 1 of 13 pages.
                      There are no exhibits.

           ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


ASSETS                                      (UNAUDITED)
                                     March 31,        September 30,

                                        1996               1995

Current Assets:
  Cash and cash equivalents         $   348,335       $   4,027,349
  Accounts receivable, net            6,587,463           4,939,418

  Inventories                        17,199,493           9,946,713
  Other current assets                  429,531             773,086
      Total current assets           24,564,822          19,686,566

Property and equipment, net           2,123,576           1,629,553

  Goodwill, net                         684,804             714,905
  Other assets                          351,364             133,357

      Total assets                   $27,724,566        $22,164,381


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Notes payable                     $ 3,619,835       $     500,000
  Current portion of long-term debt     400,000             399,996

  Accounts payable                    4,537,108           2,516,416
  Accrued liabilities                 1,300,849             781,022
      Total current liabilities       9,857,792           4,197,434

Long-term debt                          166,673             336,673

      Total Liabilities              10,024,465           4,564,107

Stockholders' Equity
  Common stock                           51,504              51,504
  Paid-in-capital                    12,390,034          12,823,634
  Retained earnings                   5,258,563           4,725,136
      Total stockholders' equity     17,700,101          17,600,274

      Total liabilities and
       stockholders' equity         $27,724,566         $22,164,381



See Accompanying Selected Notes to
Consolidated Financial Statements.

             ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)




                           FOR THE SIX MONTHS           FOR THE THREE MONTHS
                             ENDED MARCH 31,               ENDED MARCH 31,
                           1996          1995            1996          1995


Net sales              $   8,070,351  $   8,283,438   $13,449,764   $ 14,931,212
Cost of sales              5,516,739      5,548,590     9,592,735     10,143,298

Gross profit               2,553,612      2,734,848     3,857,029      4,787,914

Selling, general and
administrative expenses    1,648,620       1,532,271    3,158,402      2,965,716

Operating income             904,992       1,202,577      698,627      1,822,198

Interest expense              84,337          76,781      118,345        134,620
Other income,net               9,975           6,197       44,737         17,553

Income before income
  tax expense                830,630       1,131,993      625,019      1,705,131

Income tax expense           331,000         447,000      249,000        672,000

Net income             $     499,630   $     684,993  $   376,019    $ 1,033,131

Net income per common
  and common
  equivalent shares:

Primary                $         .10   $         .15  $       .07    $       .24

Fully diluted          $         .10   $         .15  $       .07    $       .24

See Accompanying Selected Notes to
Consolidated Financial Statements.

             ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                               FOR THE SIX MONTHS
                                                 ENDED MARCH 31,


                                                 1996          1995

Cash Flows From Operating
 Activities
 Net Income                                 $   376,019   $1,033,131
  Adjustments to reconcile net income
  to net cash from operating activities:
      Depreciation and amortization             275,155     121,710
       (Increase) decrease in assets:
        Accounts receivable                   (1,648,045) (1,095,403)
        Inventory                             (7,252,780) (2,796,654)
        Other current assets                     420,855     257,933
        Other assets                            (419,860)    (29,772)
     Increase (Decrease) in liabilities:
        Accounts payable and accrued
          liabilities                          2,540,519     481,820

          Net cash used in
            operating activities              (5,708,137) (2,027,235)

Cash Flows From Investing Activities
  Purchase of equipment                         (739,079)   (882,522)

Cash Flows From Financing Activities
  Proceeds from short-term debt, net
    of repayments                              3,119,838   1,735,833
  Proceeds (Repayments)
    from long-term debt                         (200,000)  1,683,333
  Purchase of goodwill                                 -    (661,930)
  Distributions to FulCircle Stockholders       (190,040)   (400,395)
  Proceeds from paid-in capital, net                   -    509,600

        Net cash provided by
           financing activities                2,729,798   2,866,441

Net Increase (Decrease) In Cash and
  Cash Equivalents                            (3,717,418)    (43,316)

Cash and Cash Equivalents - Beginning          4,065,753     499,578
  of period

Cash and Cash Equivalents - End of
  period                                     $   348,335   $ 456,262

See Accompanying Selected Notes to
Consolidated Financial Statements.

             ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Environmental Technologies Corp. and subsidiaries (the "Company") is primarily engaged in the marketing and sale of refrigerants, refrigerant recovery and reclaiming services, the manufacture and distribution of refrigerant recycling and recovery equipment for automotive and commercial use and the recycling of PCB ballasts from fluorescent light fixtures. The Company's line of refrigerant includes dichlorofluoromethane (R-12) and tetrafluoroethane (R-134a).

     Consolidation - The consolidated financial statements include the financial statements of Environmental Technologies Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial information furnished herein has not been audited by independent accountants; however in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three and six month periods ended March 31, 1996 and March 31, 1995, respectively, have been made. The results of operations for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - BUSINESS COMBINATION

     On February 22, 1995, the Company acquired the assets of Global Refrigerant Management, Inc ("Global"). The Company exchanged cash, notes and common stock totaling approximately $3,175,000. Global provided refrigerant reclaiming services. The operations of Global have been included since the acquisition date.

     The acquisition was accounted for under the purchase method of accounting.

     On December 30, 1995, the Company executed and consummated an agreement under which it agreed to issue 1,150,000 shares of the Company's voting common stock to the shareholders of FulCircle Recyclers, Inc. in exchange for all of the issued and outstanding common stock of FulCircle. In addition to the execution of the agreement, on December 30, 1995 shareholders holding over 50% of the Company's outstanding voting common stock also signed irrevocable proxies approving the transaction. The shares are expected to be issued in June 1996. The acquisition was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements have been restated to include the results for all periods presented.

                              Environmental  FulCircle
                              Technologies   Recyclers
                                  Corp.          Inc.       Combined

     Three Months ended
        March 31, 1996
     Net Sales                 $ 6,589,509   $ 1,480,842    $8,070,351
     Net Income                    393,269       106,361       499,630

     Three months ended
        March 31, 1995
     Net Sales                 $ 6,857,143    $ 1,426,295   $8,283,438
     Net Income                    654,209         30,784      684,993

     Year ended
        September 30, 1995
     Net Sales                 $28,665,227    $ 6,012,744  $34,677,971
     Net Income                  1,776,187        206,467    1,982,654


NOTE 3 - EARNINGS PER SHARE

     Net income per share for the first six months and for the second quarter of fiscal 1996 is computed on the basis of the weighted average number of common shares outstanding in the period (5,150,411), after giving effect to the 1,150,000 shares of common stock to be issued to the former stockholders of FulCircle (See
Note 2). The effect of dilutive options and warrants is immaterial.

     Net income per share for the first six months and the second quarter of fiscal 1995 is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during the period (4,717,027 for both primary and fully diluted in the first six months of fiscal 1995, 4,720,899 for both primary and fully diluted for the second quarter of 1995) in accordance with the modified treasury stock method as outstanding options and warrants exceeded 20% of the Company's outstanding common stock. Under such approach interest expense has been reduced and investment income has been increased by an aggregate of approximately $92,000, net of tax ($83,000 for purposes of the fully diluted calculation) in the first six months of fiscal 1995 and $42,000, net of tax ($36,000 for the purpose of the fully diluted calculation) for the second fiscal quarter in 1995. Additionally, the calculation gives effect to the 1,150,000 shares of common stock to be issued to the formers stockholders of FulCircle.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

General

The Company is primarily engaged in the marketing and sale of refrigerants, refrigerant reclaiming services, the manufacture of refrigerant recovery and recycling equipment and the recycling of hazardous waste materials from fluorescent light ballasts. The Company's line of refrigerants include dichlorofluoromethane ("R-12") and tetrafluoroethane ("R-134a"), marketed under the Company's "Arctic Air" label to distributors of automotive supplies for use by mechanics and technicians in servicing automotive air conditioning systems. The Company markets R-134a in aerosol spray cans under its customers' private labels for use in dusting moisture-sensitive equipment, including personal computer screens, cabinets, peripherals and photographic equipment. Through its wholly-owned subsidiary Refrigerant Reclaim Services, Inc. (d/b/a Full Cycle), the Company markets refrigerant reclaiming services as well as R-12, R-134a and a variety of other refrigerants primarily to large users of air conditioning and refrigeration chemicals. Through its wholly-owned subsidiary Envirogroup Technologies, Inc. (d/b/a Envirotech Systems) the Company has developed and commercialized a line of equipment designed to recycle and recover refrigerants contained in air conditioning and refrigeration systems. Through its wholly-owned subsidiary FulCircle Recyclers, Inc. ("FulCircle") (d/b/a Fulcircle Ballast Recyclers) the Company is in the business of extracting hazardous waste materials from fluorescent light ballasts and arranging environmentally accepted means of treatment and disposal. The Company contracts for these disposals with regulated PCB Disposal outlets. The Company provides services to public utilities, governmental agencies and commercial industrial organizations throughout the United States. FulCircle is subject to the rules and standards of several governmental regulatory agencies.

The Company's fiscal year-end is September 30.

The following discussion of results of operations for the three-month and six-month periods ended March 31, 1996 and 1995 should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report. All of the Company's historical financial statements presented herein include the effects of acquiring FulCircle Recyclers, Inc. in a pooling of interests and the purchase of the assets of Global Refrigerant Management, Inc.



Three months ended March 31, 1996 as compared to the three months ended March 31, 1995

Revenues for the three-month period ended March 31, 1996 were approximately $8.1 million, as compared to revenues of approximately $8.3 million for the three-month period ended March 31, 1995, a decrease of approximately $213,000, or 2.6%. The decrease in revenues was primarily attributable to a decrease in packaged refrigerant sales which was partially offset by stronger sales of refrigerant recycling and recovery equipment for the period. The primary reason for the decrease in packaged refrigerant sales is attributed to the Company's efforts to allocate its sales of increasingly more scarce CFC refrigerants to the third fiscal quarter when it appears that demand will be at its highest. Increased recycling and recovery equipment sales reflect the continued contribution of the recycling equipment assets purchased from Wynn's International, Inc. in 1995 and the effects of the legislated requirements for all users of the Company's recycling equipment to purchase new equipment for the processing of R-134a in automobiles. The effects of this legislation is expected to have a material impact on equipment sales over the next two years.

Sales of refrigerant R-12, of which production has ceased as of December 31, 1995, continues to provide a significant, albeit declining, portion of the Company's revenues. As a result, the Company has already experienced a significant shift of revenues to the sale of R-134a, the replacement for R-12. And the Company believes that it will become increasingly more dependent on the sale of R-134a. The Company also expects that its refrigerant reclaiming activities, sales of refrigerant recycling equipment and PCB ballast recycling services will serve increasingly as growing and important sources of future revenues.

The costs of sales for the three month periods ended March 31, 1996 and March 31, 1995 were approximately $5.5 million in both periods. This relative increase in 1996 was attributable to the lower margins experienced in the reclaiming operations during the period; a period which experienced significant weather related softness. The cost of R-12 has increased significantly since the 1990 amendment to the Clean Air Act and since the cessation of its
production at December 31, 1995.   The Company believes, although
there can be no assurance, that it will be able to continue to offset increases in the cost of its R-12 and other CFCs on hand by increasing sales prices.

Selling and administrative expenses increased to $1,648,620 for the three-month period ended March 31, 1996 from $1,532,271 for the three-month period ended March 31, 1995, or 7.6%. This increase is related primarily to the organization costs associated with the Company's acquisition of FulCircle, expansion in reclaiming activity and to expenses associated with the relocation of the Company's equipment operation from Michigan to Texas during the period.

Net income for the three month period ended March 31, 1996 was $499,630, as compared to net income of $684,993 for the three-month period ended March 31, 1995, a decrease of $185,363.

Due to the Company's changeable product mix and seasonality of revenues, the Company's results of operations for the three-month period ended March 31, 1996 may not necessarily be indicative of the Company's future operating results.

Six months ended March 31, 1996 as compared to the six months ended
March 31, 1995

Revenues for the six month period ended March 31, 1996 were approximately $13.4 million, as compared to revenues of approximately $14.9 for the six month period ended March 31, 1995, a decrease of approximately $1.5 million, or 9.9%. The decrease in revenues was primarily attributable to a decrease in refrigerant repackaging revenues. Since the cessation of production of CFC chemicals at December 31, 1995, the Company has sought to allocate its sales of such chemicals to the warmer seasons when demand and prices are expected to be significantly higher. As a result, sales for the six month period reflect a shifting of planned revenues into the Company's fiscal third quarter.

The costs of sales for the six month period ended March 31, 1996 were approximately $9.6 million, as compared to approximately $10.1 million for the six month period ended March 31, 1995, a decrease of $550,563 million, or 5.4%. The decrease is primarily attributable to decreased sales of CFC refrigerants during the period.

Selling and administrative expenses increased to $3,158,402 for the six month period ended March 31, 1996 from $2,965,716 for the six month period ended March 31, 1995, a 6.5% increase. The increase was attributable primarily to the organization costs and expenses associated with the expansion of the Company's reclaiming operations, the relocation of its equipment operations from Michigan to Texas and expenses associated with its acquisition of FulCircle during the period ended March 31, 1996.

The Company generated net income during the six month period ended March 31, 1996 of $376,019 as compared to net income of $1,033,131 during the six month period ended March 31, 1995, a decrease of $657,112.

Due to the Company's changeable product mix and seasonality of revenues, the Company's results of operations for the six month period ended March 31, 1996 may not necessarily be indicative of the Company's future operating results.

Liquidity and Capital Resources

The Company had working capital of approximately $14.7 million at March 31, 1996, as compared to working capital of approximately $15.5 million at September 30, 1995. The Company has financed its working capital requirements primarily through operating cash flow, a $1.0 million term loan and $3.0 million working capital revolving line of credit obtained from a bank (together the "Credit Facility").

Net cash used by operating activities for the six month periods ended March 31, 1996 and 1995 was $5,708,137 and $2,027,235, respectively. The net cash used in 1996 is primarily attributable to the increased level of the Company's inventories, which are primarily associated with the purchase of CFC refrigerants. Net cash provided by financing activities was approximately $2.7 million for the six month period ended March 31, 1996, primarily reflecting Credit Facility borrowings during the period. At March 31, 1996 approximately $3.2 million of the Credit Facility had been drawn upon.

The Company had cash and cash equivalents of $348,335 and $4,027,349 at March 31, 1996 and September 30, 1996, respectively.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that cash-flow from operations, proceeds from its 1995 common stock warrant conversion, and its Credit Facility that sources of cash are sufficient to satisfy its contemplated cash requirements for at least 12 months. These assumptions give full effect to the Company's current and desired levels of refrigerant inventory, recycling and recovery equipment, and capital expenditures. In the event that the Company's plans change, its assumptions change or prove to be inaccurate to fund operations (due to unanticipated expenses, technical problems or difficulties otherwise), the Company could be required to seek additional financing.

The Company's current Credit Facility provides for advances bearing interest per annum at the bank's index rate (currently at 8.25%) plus 1.0% for working capital advances and 1.5% for term loans and is secured by a pledge of substantially all the Company's assets and the personal guarantee of George Cannan, Sr., the Company's Chairman and principal stockholder. The Credit Facility expires on May 15, 1996 and the term loan amortizes at $33,333.33 per month with the final payment to be made on July 1, 1997. The Company is currently in the process of replacing the Credit Facility with another bank.


As of the date of this Report, other than as set forth in this Report, the Company has no material commitments for capital expenditures, including in connection with research and development, acquisition of plant and equipment, additional employees or increases to inventory.

The Company maintains inventories of various refrigerants, including R-12, R-22 and R-134a, in packaged and bulk form. In as much as these refrigerants are classified as hazardous substances, prescribed handling, storage and transportation regulations are required. The Company believes that it is in substantial compliance with all material federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits required for the operation of its business.

PART II - OTHER INFORMATION


     Item 1.        Legal Proceedings

                    Not applicable.

     Item 2.        Changes in Securities

                    Not applicable.

     Item 3.        Defaults Upon Senior Securities

                    Not applicable.

     Item 4.        Submission of Matters to a Vote of Security Holders

                    Not applicable.

     Item 5.        Other Information

                    Not applicable.

     Item 6.        Exhibits and Reports on Form 8-K

                    (a)  Exhibits - None.

                    (b)  Reports on Form 8-K - None.




                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ENVIRONMENTAL TECHNOLOGIES CORP.


Date:  May 14, 1996           By:  /S/  RICHARD G. SCHMELING
                                   _______________________________
                                   Richard G. Schmeling
                                   Vice President and Chief
                                   Financial Officer