Form 10-Q
period 1996-06-30
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1996-08-13
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1996

                                     OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-20986

                      ENVIRONMENTAL TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

     Delaware                                22-3005943
(State or other jurisdiction        (I.R.S. Employer Identification
      of incorporation                     Number)
      or organization)

     550 James Street
     Lakewood, New Jersey                      08701
      (Address of principal                   (Zip Code)
      executive offices)

Issuer's telephone number, include area code         (908) 370-3400

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

                               YES X    NO

The number of shares outstanding of the registrant's common stock is 5,150,411 (as of August 7, 1996).




                             Page 1 of 12 pages.
                        There are no exhibits.
                 ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


ASSETS                              (UNAUDITED)
                                      June  30,        September 30,

                                        1996               1995
Current Assets:
  Cash and cash equivalents         $   939,177       $   4,027,349
  Accounts receivable, net            8,450,415           4,939,418
  Inventories                        19,225,738           9,946,713
  Other current assets                  257,556             773,086
      Total current assets           28,872,886          19,686,566

Property and equipment, net           2,264,895           1,629,553

Goodwill, net                           671,520             714,905
Other assets                            564,458             133,357

     Total assets                   $32,373,759         $22,164,381


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Notes payable                     $ 8,525,518       $     500,000
  Current portion of long-term debt           0             399,996
  Accounts payable                    3,137,512           2,516,416
  Accrued liabilities                 1,764,012             781,022
      Total current liabilities      13,427,042           4,197,434

Long-term debt                                0             336,673

Stockholders' Equity
  Common stock                           51,504              51,504
  Paid-in-capital                    12,731,081          12,823,634
  Retained earnings                   6,164,132           4,725,136
      Total stockholders' equity     18,946,717          17,600,274

      Total liabilities and
       stockholders' equity         $32,373,759         $22,164,381

See Accompanying Selected Notes to
Consolidated Financial Statements.

                 ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)


                                 FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                     ENDED JUNE 30,                 ENDED JUNE 30,

                                   1996            1995           1996           1995


Net sales                      $  14,788,259  $  10,734,000  $ 28,238,023   $ 25,665,213
Cost of sales                     10,696,700      8,166,901    20,289,435     18,497,639

Gross profit                       4,091,559      2,567,099     7,948,588      7,167,574

Selling, general and
  administrative expenses          1,880,853      1,610,131     5,039,756      4,388,461

Operating income                   2,210,706        956,968     2,908,832      2,779,113

Interest expense                     125,962        120,789       244,529        256,777
Other income,net                       5,273         21,594        50,733         40,600

Income before income tax
  expense                          2,090,017        857,773     2,715,036      2,562,936

Income tax expense                   837,000        343,109     1,086,000      1,021,330

Net income                     $   1,253,017  $     514,664  $  1,629,036   $  1,541,606

Net income per common and common
  equivalent shares:

Primary                        $         .24  $         .11  $        .32   $        .33

Fully diluted                  $         .24  $         .11  $        .32   $        .32

Weighted Average Number
of Shares:
Primary                            5,150,411      4,780,169     5,150,411      4,738,074

Fully diluted                      5,150,411      4,839,602     5,150,411      4,757,585


See Accompanying Selected Notes to
Consolidated Financial Statements.

                    ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)

                                                      FOR THE NINE MONTHS
                                                          ENDED JUNE 30,

                                                        1996         1995
Cash Flows From Operating
 Activities
 Net Income                                          $ 1,629,036   $1,541,606
  Adjustments to reconcile net income
  to net cash used in operating activities:
      Depreciation and amortization                      425,209      273,734
       (Increase) decrease in assets:
        Accounts receivable                           (3,510,997)  (2,265,571)
        Inventory                                     (9,279,025)  (3,722,629)
        Other current assets                             515,530       92,483
        Other assets                                    (523,654)           0
        Increase (Decrease) in liabilities:
        Accounts payable and accrued
          liabilities                                  1,722,073    2,000,970

          Net cash used in
            operating activities                      (9,021,828)  (2,079,407)

Cash Flows From Investing Activities
  Capital expenditures                                (1,017,166)  (1,201,167)

Cash Flows From Financing Activities
  Proceeds from short-term debt, net
    of repayments                                      7,507,535   (1,268,003)
  Proceeds (Repayments)
    from long-term debt                                 (366,673)   1,616,672
  Purchase of goodwill                                         -     (661,930)
  Distributions to FulCircle Stockholders               (190,040)    (451,566)
  Proceeds from paid-in capital, net                           -    4,736,717

        Net cash provided by
           financing activities                        6,950,822    3,971,890

Net Increase (Decrease) In Cash and
  Cash Equivalents                                    (3,088,172)     691,316

Cash and Cash Equivalents - Beginning                  4,027,349      499,578
  of period

Cash and Cash Equivalents - End of
  period                                             $   939,177   $1,190,894


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

ITEM 1.  FINANCIAL STATEMENTS

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            Business Environmental Technologies Corp. and subsidiaries (the "Company") is primarily engaged in the marketing and sale of refrigerants, refrigerant recovery and reclaiming services, the manufacture and distribution of refrigerant recycling and recovery equipment for automotive and commercial use and the recycling of PCB ballasts and fluorescent tubes from light fixtures. The Company's line of refrigerant includes dichlorofluoromethane (R-12) and tetrafluoroethane (R-134a).

            Consolidation The consolidated financial statements include the financial statements of Environmental Technologies Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

            Interim Results The financial information furnished herein has not been audited by independent accountants; however in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three and nine month periods ended June 30, 1996 and June 30, 1995, respectively, have been made. Because of the effects of seasonality the results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

            On December 30, 1995, the Company executed and consummated an agreement under which it agreed to issue 1,150,000 shares of the Company's voting common stock to the shareholders of FulCircle Recyclers, Inc. ("FulCircle") in exchange for all of the issued and outstanding common stock of FulCircle. In addition to the execution of the agreement, on December 30, 1995 shareholders holding over 50% of the Company's outstanding voting common stock also signed irrevocable proxies approving the transaction. The shares were issued in July 1996 following the Company's shareholders' meeting. The acquisition was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements have been restated to include the results of this transaction for all periods presented.


                                    Environmental   FulCircle
                                    Technologies    Recyclers
                                        Corp.           Inc.          Combined


      Three Months ended June 30, 1996
      Net Sales                      $13,364,220     $ 1,424,039      $14,788,259
      Net Income                       1,172,254          80,763        1,253,017

      Three months ended June 30, 1995
      Net Sales                      $ 9,273,802     $ 1,460,198      $10,734,000
      Net Income                         527,902         (13,238)         514,664

      Year ended September 30, 1995
      Net Sales                      $28,665,227     $ 6,012,744      $34,677,971
      Net Income                       1,776,187         206,467        1,982,654


NOTE 3 - EARNINGS PER SHARE

            Net income per share for the first nine months and for the third quarter of fiscal 1996 is computed on the basis of the weighted average number of common shares outstanding in the period (5,150,411), after giving effect to the 1,150,000 shares of common stock issued to the former stockholders of FulCircle (See Note 2). The effect of dilutive options and warrants is immaterial.

            Net income per share for the first nine months and the third quarter of fiscal 1995 is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during the period (4,738,074 for primary and 4,757,585 fully diluted in the first nine months of fiscal 1995, 4,780,169 for primary and 4,839,602 for fully diluted for the third quarter of 1995) in accordance with the modified treasury stock method as outstanding options and warrants exceeded 20% of the Company's outstanding common stock. Under such approach interest expense has been reduced and investment income has been increased by an aggregate of approximately $105,701, net of tax ($90,260 for purposes of the fully diluted calculation) in the first nine months of fiscal 1995 and $13,681, net of tax ($7,577 for the purpose of the fully diluted calculation) for the third fiscal quarter in 1995. Additionally, the calculation gives effect to the 1,150,000 shares of common stock issued to the former stockholders of FulCircle.

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

The Company's fiscal year-end is September 30.

The following discussion of results of operations for the three-month and nine month periods ended June 30, 1996 and 1995 should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report. All of the Company's historical financial statements presented herein include the effects of acquiring FulCircle Recyclers, Inc. in a pooling of interests and the purchase of the assets of Global Refrigerant Management, Inc.



Three months ended June 30, 1996 as compared to the three months ended June 30, 1995

Revenues for the three-month period ended June 30, 1996 were approximately $14.8 million, as compared to revenues of approximately $10.7 million for the three-month period ended June
30, 1995, an increase of approximately $4.1, or 37.8%. The increase in revenues was attributable to a an increase in the sales of packaged and reclaimed refrigerants. The primary reason for the increase in packaged refrigerant sales is attributed to the increase in prices for various CFC refrigerants sold by the Company.

Sales of refrigerant R-12, of which production has ceased as of December 31, 1995 by law, continues to provide a significant, portion of the Company's revenues. As a result, the Company has begun to shift its mix of revenues to the sale of reclaimed refrigerants and to R-134a, the replacement for R-12. The Company believes that it will become increasingly more dependent on the sale of reclaimed refrigerants and R-134a. In addition, the Company also expects that its sales of refrigerant recycling equipment and PCB ballast recycling services to increase as important sources of future revenues.

The costs of sales for the three month period ended June 30, 1996 were approximately $10.7 million, as compared to $8.2 million for the three month period ended June 30, 1995, an increase of approximately $2.5 million, or 31.0%. This relative decrease in 1996 costs was attributable to the higher margins experienced in the refrigerant repackaging and reclaiming operations during the period; a period which experienced shortages of CFC refrigerants. The shortages are a result of the U.S. Government mandated December 31, 1995 phase-out of CFC production in the U.S. As a result the cost of R-12 and other refrigerants has increased significantly. Although there can be no assurance, the Company believes that it will be able to continue to offset increases in the cost of its R-12 and other CFCs on hand by increasing sales prices.

Selling and administrative expenses increased to $1,880,853 for the three-month period ended June 30, 1996 from $1,610,131 for the three-month period ended June 30, 1995, or 16.8%. This increase is related primarily to the organization costs associated with the Company's acquisition of FulCircle, expansion in reclaiming activity and an increase in the amount of Federal Excise tax payments made on certain of the Company's CFC refrigerants held in inventory at December 31, 1996.

Net income for the three month period ended June 30, 1996 was $1,253,017, as compared to net income of $514,664 for the three-month period ended June 30, 1995, an increase of $738,353 or 143.5%.

Due to the Company's varied product mix and seasonality of refrigerant revenues, the Company's results of operations for the three-month period ended June 30, 1996 may not necessarily be indicative of the Company's future operating results.

Nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995

Revenues for the nine month period ended June 30, 1996 were approximately $28.2 million, as compared to revenues of approximately $25.7 for the nine month period ended June 30, 1995, an increase of approximately $2.6 million, or 10.0%. The increase in revenues was primarily attributable to an increase in refrigerant repackaging and reclaiming revenues. Since the cessation of production of CFC chemicals at December 31, 1995, the Company sought to allocate its sales of such chemicals to the warmer seasons when demand and prices were expected to be significantly higher. As a result, sales for the nine month period reflect a shift of revenues into the Company's fiscal third quarter.

The costs of sales for the nine month period ended June 30, 1996 were approximately $20.3 million, as compared to approximately $18.5 million for the nine month period ended June 30, 1995, an increase of approximately $1.8 million, or 9.7%. The increase is primarily attributable to increased sales of CFC refrigerants during the period.

Selling and administrative expenses increased to $5,039,756 for the nine month period ended June 30, 1996 from $4,388,461 for the nine month period ended June 30, 1995, a 14.8% increase. The increase was attributable primarily to the organization costs and expenses associated with the expansion of the Company's reclaiming operations, a higher excise floor tax payment on certain refrigerants and expenses associated with its acquisition of FulCircle during the period.

The Company generated net income during the nine month period ended June 30, 1996 of $1,629,036 as compared to net income of $1,541,606 during the nine month period ended June 30, 1995, an increase of $87,4302.

Due to the Company's varied product mix and the seasonality of refrigerant revenues, the Company's results of operations for the nine month period ended June 30, 1996 may not necessarily be indicative of the Company's future operating results.

Liquidity and Capital Resources

The Company had working capital of approximately $15.4 million at June 30, 1996, as compared to working capital of approximately $15.5 million at September 30, 1995. The Company has financed its working capital requirements primarily through operating cash flow, and a $10 million working capital revolving line of credit obtained from a bank (the "Credit Facility").

Net cash used by operating activities for the nine month periods ended June 30, 1996 and 1995 was $9,021,828 and $2,079,407, respectively. The net cash used in 1996 is primarily attributable to the increased level of the Company's inventories, which are primarily associated with the purchase of CFC refrigerants. Net cash provided by financing activities was approximately $6.95 million for the nine month period ended June 30, 1996, primarily reflecting Credit Facility borrowings during the period. At June 30, 1996 approximately $8.4 million of the Credit Facility had been drawn upon.

The Company had cash and cash equivalents of $1,017,000 and $4,027,349 at June 30, 1996 and September 30, 1995, respectively.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that cash-flow from operations, and its Credit Facility, that sources of cash are sufficient to satisfy its contemplated cash requirements for at least 12 months. These assumptions give full effect to the Company's current and desired levels of refrigerant inventory, recycling and recovery equipment, and capital expenditures. In the event that the Company's plans change, its assumptions change or prove to be inaccurate to fund operations (due to unanticipated expenses, technical problems or difficulties otherwise), the Company could be required to seek additional financing.

The Company's current Credit Facility provides for advances bearing interest per annum at 90% of the bank's index rate (currently at 8.25%) or at the London Interbank Borrowing rate plus 1.75% for all working capital advances and is secured by a pledge of substantially all the Company's assets. The Credit Facility expires on March 31, 1997.

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

                PART II - OTHER INFORMATION


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


                                         ENVIRONMENTAL TECHNOLOGIES CORP.


Date:  August 8, 1996              By: /S/  RICHARD G. SCHMELING

                                         _____________________________
                                         Richard G. Schmeling
                                         Vice President and Chief
                                         Financial Officer