Form 10-K
period 1996-09-30
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1997-01-13
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

          [ X ] Annual Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Fiscal
                Year Ended September 30, 1996

          [   ] Transition Report Under Section 13 or 15(d) of
                the Securities Exchange Act of 1934 for the Transition Period from _________ to _________.

                Commission File Number   0-20986

                  ENVIRONMENTAL TECHNOLOGIES CORP.
          (Name of Registrant as Specified in Its Charter)

          Delaware                                22-3005943

(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                 Identification
                                               No.)

          550 James Street
          Lakewood, New Jersey                    08701

(Address of Principal Executive Offices)       (Zip Code)

                         (908) 370-3400

        (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Securities
     Exchange Act of 1934:

                                        Name of Each Exchange
          Title of Each Class           On Which Registered

                              NONE

     Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

             Common Stock, par value $.01 per share

     Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  XX  Yes        No

                       Page 1 of 64 Pages

     Check if disclosure of delinquent filers in response to Item
405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant on January 7, 1997, computed by reference to the price at which the stock was sold on that date:
$18,493,433.

     The number of shares outstanding of the registrant's Common
Stock, par value $.01 per share (the "Common Stock"), as of January 7, 1997, was 5,153,411.


            Documents Incorporated by Reference:  None

                ENVIRONMENTAL TECHNOLOGIES CORP.
                   ANNUAL REPORT ON FORM 10-K

                         Table of Contents

Item                                                         Page
1.   Description of Business                                   1

2.   Description of Property                                  15

3.   Legal Proceedings                                        16

4.   Submission of Matters to a Vote of Security
     Holders                                                  16

5.   Market for Common Equity and Related
     Stockholder Matters                                      17

6.   Selected Financial Data                                  18

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      19

8.   Financial Statements                                     26

9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                   48

10.  Directors, Executive Officers, Promoters and
     Control Persons; Compliance with Section 16(a)
     of the Exchange Act                                      49

11.  Executive Compensation                                   50

12.  Security Ownership of Certain Beneficial Owners
     and Management                                           55

13.  Certain Relationships and Related Transactions           56

14.  Exhibits and Reports on Form 8-K                         56

ITEM 1.   DESCRIPTION OF BUSINESS.

Item 1 first discusses the refrigerant business and then the ballast recycling business and concludes with certain information related to the entire Company.

     The Company is engaged in the marketing and sale of refrigerants, refrigerant reclaiming services, the manufacture and distribution of refrigerant recycling and recovery equipment and the recycling of fluorescent light ballasts and lamps.

     The following table sets forth information relating to the approximate dollar amounts (in thousands) and percentages of revenues derived from the Company's sales of refrigerants, equipment and ballast recycling services:

                               Years Ended September 30,
                      1996             1995             1994
Refrigerants        $25,871   75%   $26,020   75%   $18,613   75%
Ballast Recycling     5,787   17      6,013   17      4,911   20
Equipment             2,885    8      2,645    8      1,203    5
                    -------  ----   -------  ----    -------  ---
                    $34,543  100%   $34,678  100%   $24,727  100%



                          REFRIGERANTS

REFRIGERANT INDUSTRY BACKGROUND

     In recent years, increasing concern about damage to the earth's stratospheric ozone layer has resulted in significant legislation governing production and use of products containing Chlorofluorocarbons ("CFCs"). In 1987, the United States became asignatory to the Montreal Protocol on Substances that Deplete the Ozone Layer (the "Montreal Protocol"), as amended in 1992, which requires its signatories to reduce and ultimately eliminate production and consumption of certain ozone depleting substances, including R-12. The Montreal Protocol has been implemented in the United States through the Clean Air Act and the regulations promulgated thereunder by the EPA. Pursuant to the Clean Air Act, which was amended in 1990 in response to evidence linking the use of CFCs to damage to the earth's ozone layer, production of CFCs ceased at the end of 1995. The Clean Air Act also requires the recycling of refrigerants used in automobile air conditioning systems and recovery of refrigerants used in residential and commercial air conditioning and refrigeration systems.

     The Company believes that continuing initiatives of government authorities relating to refrigerants in general and ozone depleting substances, in particular, has resulted in significant opportunities for companies engaged in the development and commercialization of equipment designed to recycle and recover refrigerants and the recovery, reclaiming and resale of refrigerants which are still in demand, but production of which has been eliminated, such as R-12. CFCs and refrigerants have an indefinite useful life if the chemicals are stored in well-sealed containers or systems.

     The Company is not aware of any industry-wide stockpiling of refrigerants containing CFCs, such as R-12. The Company is also not aware of any governmental agenda to curtail or eliminate the use of and/or reuse of such refrigerants.

     In general, working capital levels for the Company and industry-wide reflect the highly seasonal nature of sales for refrigerants which are related to weather. Sales of the Company's products generally precede warm weather and continue through much of the warm weather months.

     The Company, and other companies in the industry, no longer have ready access to sources of newly manufactured CFC refrigerants. The CFC replacement products are now readily available to the Company, and other companies in the industry. In anticipation of the cessation of a predictable manufactured supply of R-12, the primary source of the Company's historical sales and profitability, the Company arranged access to a significant supply of R-12 for sale in 1997. Beyond 1997 the Company's access to R-12 is much less certain. See "Production and Sources of Supply" below.

PRODUCTS AND SERVICES

     REFRIGERANTS

     Refrigerants are liquid compounds characterized by their ability to absorb heat and vaporize at low temperatures that can be used in air conditioning and refrigeration systems. Compounds such as R-12 and R-134a serve as refrigerants through the principle of heat transfer by absorbing heat while in a liquid state and releasing heat while in a gaseous state. CFC substances contained in most commonly used refrigerants, including R-12, have been linked to upper-atmospheric ozone depletion due to the ability of these substances to chemically combine with and separate ozone molecules. Manufacturers of refrigerants, however, have developed new refrigerants such as tetrafluorethane, or R-134a, which do not contain CFCs, as a replacement for R-12.

     The most widely used commercial refrigerants are R-11, R-12, R-22 and R-502. Other than R-134a, which has recently been introduced, R-12 is the only significant refrigerant used in automobile air conditioning systems. R-12 can also be used as a refrigerant in residential air conditioning and refrigeration systems. R-22 is a refrigerant capable of providing extensive cooling of large areas, making it suitable for use in residential and commercial air conditioning. R-502 is used extensively as a refrigerant in commercial refrigeration systems.

     The Company's line of refrigerants includes R-12, R-22 and R- 134a marketed under the Company's "Arctic Air" label to wholesalers and distributors of automobile supplies for use by mechanics and technicians in servicing automobile air conditioning systems.

     The Company markets R-134a in spray cans under its customers' private labels for use in moisture-sensitive equipment, including personal computer screens, cabinets, peripherals and photographic equipment.

     As a result of the Clean Air Act mandates, automobile manufacturers have developed and are installing new air conditioning systems in vehicles using R-134a, a refrigerant which does not contain ozone depleting CFCs, rather than R-12. The Company commenced marketing R-134a in 1992 as a replacement for R- 12 for new air conditioning systems. The Company has also begun marketing R-134a for use in dusting moisture-sensitive equipment.

     The Company acquired Refrigerant Reclaim Services, Inc. ("RRSI") in February 1994 and Global Refrigerant Management, Inc. in February 1995 (collectively by their d/b/a, "Full Circle, Inc."). RRSI provides services for the recovery and reclamation of all refrigerants in response to the requirements of the Clean Air Act, which strictly regulates the use and disposal of refrigerants containing certain chemicals. The Company's recovery services consist of removing used refrigerants from air conditioning and refrigeration systems and transferring them into pressurized cylinders for collection. Its reclamation services consist of "cleaning" refrigerants to remove impurities and contaminants and returning them to their original purity standards. Reclaimed refrigerants, unlike recycled refrigerants, meet the same specifications as newly manufactured products.
RRSI markets its services to large users of refrigerants such as wholesalers of air conditioning and refrigeration equipment, air conditioning and refrigeration contractors and owners of air conditioned buildings and refrigeration and cold storage facilities, and it also purchases used refrigerants for reclamation and resale from any entity using large amounts of refrigerant. Typically refrigerant is purchased from users choosing to retrofit or replace their CFC bearing equipment for equipment using a non CFC type.

     RECYCLING AND RECOVERY EQUIPMENT

      The Clean Air Act requires the recycling of certain refrigerants used in automobile air conditioning systems and recovery of refrigerants used in residential and commercial air conditioning and refrigeration systems. The purpose of recycling and recovery of refrigerants is to extend the useful life of such refrigerants. Recycled products can be reused by its original owner or sold to a certified reclaimer who, after purifying the refrigerant to specified standards, can resell the refrigerant to any third party. To address this newly created market, the Company developed and, since March 1991, has marketed a line of equipment designed to recycle and recover refrigerants.

     The Company's line of refrigerant recycling equipment is marketed under its "Envirotech" label and includes: System 1, Alpha I, Gold Line Series and Omega (collectively, "Recycling Systems"). These are integrated refrigerant recycling systems which are designed to purify R-12 and R-134a, contained in automobile air conditioning systems. Although R-134a does not contain CFCs the Clean Air Act requires that it too must be recycled. When being serviced all automotive air conditioning systems must be purified to filter out air, moisture, oil and other contaminants for its reuse. More importantly, the alternative, which is to vent the refrigerant is illegal. In addition, the Company markets The PRO and PRO PLUS portable refrigerant recovery systems designed to extract various refrigerants from residential and commercial air conditioning and refrigeration systems. Since the Clean Air Act requires only recovery (extraction), rather than recycling of refrigerants, The PRO and PRO PLUS are intended for use by air conditioning and refrigeration technicians who do not need the full recycling capabilities of the Recycling Systems. The PRO and PRO PLUS also have the capability to purify recovered refrigerant to an extent sufficient to permit its reuse. To date, the Company believes that sales of refrigerant recovery equipment has been less than anticipated because of a lack of government enforcement of the Clean Air Act provisions. The Company believes that future recovery system sales will increase for the following reasons:
CFC refrigerants will be harder to replace following the cessation of their production; use of recovery equipment is more frequently being required by the inquiring public; the practice of charging customers for the use of the machine is becoming more accepted and profitable as even the cost of non CFC refrigerants is increasing; and the trend of mechanics to use recovery equipment to extract mixed refrigerant from automobiles to avoid contamination of their larger recycled supplies.

     The Company markets a number of accessories for its line of equipment, including vacuum pumps, and replacement parts for its equipment, such as hoses, filters and refrigerant storage cylinders. To date, sales of such accessories and replacement parts have not been material.

     The Company typically provides a one-year unlimited warranty on its equipment which it believes equals or exceeds the warranties offered by most of its competitors for comparable products. To date, warranty expense has been insignificant. The Company's line of equipment does not require installation. Each product is sold with a detailed instruction manual and the Company provides a toll- free (800) telephone number service during normal business hours to assist its customers and answer questions relating to the operation of its equipment. Servicing of the Company's recycling and recovery equipment, as required, is performed at the Company's Keller, Texas facility or by an authorized independent repair facility. The Keller facility, which currently runs on one daytime shift, is the Company's main site for component fabrication and product integration and assembly, as well as warranty servicing. See "Facilities."

     The Company continues to devote time and effort to expand its line of equipment by developing new versions of its equipment which are designed to anticipate product demand and satisfy evolving industry standards. The expenses associated with such efforts have been immaterial to date. There can be no assurance that the Company will be able to successfully develop or commercialize any new products or that such products will prove to be reliable and durable in widespread commercial use. All the Company's equipment has been endorsed and approved for use by the
relevant sanctioning authorities.   See "Government Regulation."

MARKETING AND SALES

     The Company markets R-12 to wholesale distributors of automobile suppliers, principally in the Eastern United States, who purchase R-12 from the Company for resale to automobile repair shops, service stations and retail automotive supply stores.

     The Company also markets R-134a as a replacement refrigerant for R-12 for newer automobile air conditioning systems. Because automobile air conditioning systems capable of utilizing R-134a have only been recently introduced, the Company believes that it could take several years for a meaningful market for R-134a to develop as a replacement for R-12. The Company is also marketing R-134a as a duster for moisture sensitive equipment.

     The Company markets System 1, Alpha I, Gold Line series and Omega to wholesalers and distributors of automobile parts and service equipment. The PRO and PRO PLUS models are marketed to wholesalers of air conditioning and refrigeration equipment ("Heating, Ventilation, Air Conditioning/Refrigeration" or "HVAC/R") distributors who supply contractors engaged in servicing commercial and residential air conditioning and refrigeration systems.

     The Company believes that its wholesale distributors market other products that compete with the Company's products.

     The Company markets its automotive and HVAC/R equipment through a network of independent manufacturers' representatives. The manufacturers' representatives are paid on a commission basis and are responsible for their geographical markets for identifying customers and soliciting customer orders. Other marketing efforts include advertising in trade journals and attendance at trade shows.

     The Company also directly markets its various reclaimed refrigerants and reclaiming services to HVAC/R wholesalers, mechanical contractors and large corporate, institutional and governmental users of refrigerants.

     No single customer accounted for more than 10% of the Company's revenues during the years ended September 30, 1996 and 1995.

PRODUCTION AND SOURCES OF SUPPLY

     The Company's refrigerants are packaged and/or distributed at its Lakewood, New Jersey, Hurst (Fort Worth) and Houston, Texas, Blue Island (Chicago), Illinois, Livermore, California and Orlando, Florida facilities. Refrigerant is delivered to the Company's Lakewood facility by tank truck and is held in storage tanks until packaged. Refrigerant is delivered to the Company's various reclaiming facilities in various size containers where it is stored and consolidated and eventually transported to Hurst, Texas where it is reclaimed, packaged and redistributed. All packaged refrigerant is shipped to customers by common carrier.

     The Company is not dependent on any one source of refrigerant for its supply of refrigerants.

     The Company purchases used refrigerant from major HVAC mechanical contractors, salvage operations, large industrial and institutional users of refrigerant as well as brokers. The Company also purchases used refrigerant from a network of wholesale HVAC supply stores serving as collection stations.

     The availability and price of virgin R-12 are influenced by several factors, principally among which are the limitations on commercial production and use imposed by the Clean Air Act. To the extent that suppliers of refrigerant have ceased production of R- 12, they have correspondingly reduced or stopped allocations to their customers. Consequently, the Company anticipates that its access to R-12 will continue to be reduced in the future. The price of R-12 has increased dramatically since the 1990 amendments to the Clean Air Act and the Company anticipates that the price of R-12 will continue to increase as the supply of R-12 continues to decrease. The Omnibus Act imposes an excise tax on CFC chemicals, including virgin R-12. The purchase of virgin R-12 is subject to taxation as a result of the Omnibus Act, including a tax on CFC chemicals held in the Company's inventory. Under the Omnibus Act, the tax increased from $1.67 per pound to $3.35 per pound as of January 1, 1993, increased by an additional $1.00 per pound on January 1, 1994 and January 1, 1995, increased by another $.45 per pound on January 1, 1996 and is scheduled to increase by another $0.45 per pound on January 1, 1997. The Company believes, based upon the strong demand for R-12 created by the Clean Air Act's limitations on production, that the increased cost of R-12 has not adversely affected sales of R-12 to date. There can be no assurance that increases in the Company's cost of R-12 and the corresponding increased price at which the Company must sell R-12 will not adversely affect the Company's ability to market this product in the foreseeable future. There can be no assurance, however, that sufficient quantities of R-12 will be available to the Company on commercially reasonable terms, or at all, or that sales of R-12 at increased price levels will offset anticipated declining revenues as a result of reduced supply.

      The Company produces its refrigerant recycling and recovery equipment by integrating and assembling components which it fabricates, certain components and sub-assemblies fabricated to the Company's specifications, and off-the-shelf components available from a variety of sources. In order to maintain quality control, Company employees test its products at several stages of production in order to ensure adherence to product specifications. The Company undertakes component fabrication and product integration and assembly in its Keller, Texas facility. See "Item 2 - Description of Property."

     The Company purchases all of its refrigerant containers and its supply of raw materials used in the production of refrigerant recycling and recovery equipment, principally copper tubing and steel, and component parts and subassemblies incorporated into these products, from third-party suppliers and manufacturers.
The Company believes that there are numerous available sources of supply for the Company's refrigerant containers and raw materials. While the Company attempts to maintain alternative sources for the Company's refrigerant containers and raw materials, the Company's business is subject to the risk of price fluctuations and periodic delays in delivery of refrigerant containers and raw materials. The Company has subcontracted production of substantially all component parts and subassemblies incorporated into its products to third-party manufacturers. Accordingly, the Company is substantially dependent on the ability of such manufacturers, among other things, to meet performance and quality specifications and to conform to delivery schedules. Failure by the Company's manufacturers to comply with these and other requirements would have a material adverse effect on the Company. Further, there can be no assurance that such manufacturers will dedicate sufficient production capacity to satisfy the Company's requirements for component parts within scheduled delivery times. The Company generally purchases refrigerant containers, raw materials and component parts from sole suppliers and manufacturers. The Company does not maintain supply agreements with its suppliers or manufacturers and purchases containers, raw materials and component parts pursuant to purchase orders in the ordinary course of business. Failure or delay by suppliers and manufacturers in supplying necessary containers, raw materials and component parts to the Company could adversely affect the Company's profit margin and the Company's ability to obtain and deliver products on a timely and competitive basis which could have a material adverse effect on the Company.

     The Company typically seeks to fill customer orders for both refrigerants and refrigerant recycling and recovery equipment within ten days of receipt. Accordingly, at September 30, 1996, the Company had no material backlog for either product line. In order to fill orders within the foregoing time frame, the Company seeks to maintain a significant inventory of refrigerants, raw materials, components and subassemblies for production of refrigerant recycling and recovery equipment and finished goods. At September 30, 1996, the Company had a significant inventory of completed refrigerant recovery equipment which had not been sold in earlier periods. The Company had manufactured such inventory in anticipation of sales which did not occur in earlier periods, due in management's opinion, to lack of enforcement of Clean Air Act provisions. During winter and spring 1997 the Company intends to sell a significant portion of its recovery equipment inventory to automotive recycling equipment users who are in need of employing recovery only equipment to extract contaminated and mixed refrigerant from automobile air conditioning systems. The Company anticipates that a significant portion of such inventory will be sold during fiscal 1997.

COMPETITION

     The markets for the Company's products are highly competitive.

     The Company competes with numerous well-established companies which market refrigerants, many of which possess substantially greater financial, marketing, personnel and other resources than the Company, which may position such companies to more effectively compete for reduced allocations of supplies of refrigerants and the marketing of refrigerants intended to replace refrigerants containing ozone depleting CFCs.

     The Company also competes with other manufacturers of refrigerant recycling and recovery equipment. These products are marketed by companies with, in some cases, significantly greater financial, manufacturing, distribution and other resources than the Company, including large advertising budgets, enabling them to implement extensive advertising campaigns, both generally and in response to efforts by additional competitors to enter into new markets. The Company is aware of other companies which have developed or are developing products or alternative technologies which are competitive with the Company's products. Other products or alternative technologies which are functionally similar to those of the Company are currently available from numerous competitors.

     The Company believes that it competes on the basis of product availability and customer service in the marketing and sale of refrigerants and on the basis of price, reliability and ease of operation with respect to its refrigerant recycling and recovery equipment.

     The Company believes that RRSI, its refrigerant recovery and reclamation operation, is one of the largest companies in its industry. However, the business in which the Company is engaged is relatively new and competition will, in all probability, increase from existing competitors as well as from new entrants. The Company seeks to compete on the basis of offering full services, including on-site, high volume and emergency services, and employing the latest equipment at reasonable prices. Such capabilities are not possessed by all of its competitors.

GOVERNMENT REGULATION

     In recent years, increasing concern about damage to the earth's ozone layer caused by ozone depleting substances has resulted in significant legislation governing production and use of products containing CFCs. In 1987, the United States became a signatory to the Montreal Protocol, as amended in 1992, which required its signatories to reduce and ultimately eliminate production and consumption of certain ozone depleting substances, including R-12. U.S. production of refrigerant products containing CFCs ceased at the end of 1995. The Montreal Protocol has been implemented in the United States through the Clean Air Act and the regulations promulgated thereunder by the EPA. The production and use of refrigerants containing CFCs, including R-12, are subject to extensive and changing federal and state laws and substantial regulation under these laws by government agencies, including the EPA, and various state agencies and county and local authorities acting in conjunction with federal and state authorities.

     The Clean Air Act also requires the recycling of R-12 and its various non CFC replacements used in automobile air conditioning systems and recovery of all refrigerants used in residential and commercial air conditioning and refrigeration systems. Equipment used to recycle R-12 and other refrigerants is required to meet stringent performance standards imposed by the EPA and administered by UL. The Company's System 1, Alpha I, Gold Line series and Omega have received UL approval to recycle R-12 and R-134a. UL approval, however, does not constitute an endorsement of these products. The EPA has promulgated performance standards for refrigerant recovery equipment, and the Company has obtained UL approval for the PRO and PRO PLUS to recover refrigerants. The Company believes that it has obtained all licenses, permits and approvals required in connection with the production and sale of its refrigerant recycling and recovery equipment. Amendments to existing statutes and regulations, adoption of new statutes and regulations which affect the marketing and sale of refrigerants and recycling and recovery equipment, including the marketing of replacement refrigerants such as R-134a, could require the Company to continually adapt its methods of operations and/or discontinue the sale of certain products at costs that could be substantial. There can be no assurance that the Company will be able, for financial reasons or otherwise, to adapt its operations to comply with applicable laws or regulations or obtain and maintain applicable licenses, permits and approvals in the future. Failure to do so could have a material adverse effect in the Company.

     Notwithstanding the restrictions on the production and use of refrigerants imposed by the Clean Air Act, the Company believes that its business prospects are significantly enhanced by the stringent enforcement of the comprehensive regulatory framework by the EPA. The Company believes that government mandates requiring the recycling and recovery of refrigerants have created demand for the Company's equipment products. However, the delay in enforcement of regulatory requirements governing the recycling and recovery of refrigerants has negatively affected the Company and all other participants in the recycling and recovery equipment market as purchasing decisions by contractors and technicians have been postponed as a result of the lack of enforcement.

     The Company's refrigerant operations require the handling, storage and transportation of refrigerants, which are classified as hazardous substances under applicable laws. See
"Environmental Matters."


                         BALLAST RECYCLING

BALLAST RECYCLING INDUSTRY BACKGROUND

     FulCircle Recyclers, Inc. (d/b/a Full Circle) recycles and disposes fluorescent lighting ballasts of the type commonly found in office, industrial and institutional buildings. Prior to 1985, ballasts were manufactured using hazardous compounds, which created a need for special handling and disposal procedures when replacing ballasts or removing them at the end of their useful lives.

     Polychlorinated biphenyls (commonly known as PCBs) were widely used before 1979 as insulators in electrical equipment such as capacitors, switches and voltage regulators. Virtually all fluorescent light ballasts manufactured before 1979 contain PCBs. PCBs have been shown to cause cancer as well as reproductive and developmental defects in laboratory animals. PCBs do not readily decompose when released into the environment. Instead, they accumulate in plants and animals, working their way up the food chain. Between 1979 and 1985, certain ballasts were manufactured with di (2-ethylhexy) phthalate (DEHP) in place of PCBs. DEHP has since been identified as a probable human carcinogen and is listed as a hazardous substance under the Superfund laws; however, it is not a hazardous waste under the Resource Conservation and Recovery Act(RCRA) when discarded inside a ballast. Its use in ballast manufacturing has been discontinued.

     Demand for Full Circle's services is triggered when facility owners replace fluorescent light fixtures with more energy-efficient fixtures. In recent years, lighting manufacturers have made dramatic improvements in the energy efficiency of fluorescent lighting fixtures. Using electronic ballasts and new types of fluorescent lamps, the new fixtures are able to achieve comparable illumination with approximately 25 to 50% less electrical energy than required by older fixtures. Thus, some light fixture replacements have been motivated by utility sponsored "Demand Side Management" (DSM) programs, where facility owners are given economic incentives to install replacements.

SERVICES - DISPOSAL AND RECYCLING

     Full Circle recycles and disposes of the hazardous wastes contained in used ballasts. Full Circle has developed a unique "demanufacturing" process that efficiently separates the ballast into recyclable products and hazardous waste. Both PCBs and DEHP are interchangeably demanufactured using the same plant and processes.

     As part of its service, Full Circle subcontracts with transportation companies to pick up ballasts from customers. At the point of receipt, ballasts have already been packaged in sealed drums and are ready for demanufacturing. The ballasts are transported by truck to the Full Circle facility in New York. At the plant, drums of ballasts are weighed, stored and demanufactured on its processing lines.

     The disposal process separates the components, recycles all materials that can be economically recovered and repackages volume reduced hazardous elements for safe destruction. Over 75% of the weight of a ballast is copper, steel and aluminum, which is recovered and sold to scrap metals dealers. Only the PCB contaminated materials are sent off-site to an incinerator of PCB waste or to a chemical waste landfill, depending on the customer's preference.

     Full Circle has PCB disposal contracts with two major companies which collectively control four PCB incinerators. The
Company also has a PCB disposal contract with two major PCB landfill operators.

MARKETING AND SALES

     In addition to Full Circle's New York operation, it has regional sales offices located across the country. Many of the sales persons have significant prior experience in selling hazardous waste disposal services or selling lighting products. Sales persons are responsible for sales, marketing and customer service in their respective territories.

     Full Circle has extensive educational and promotional materials which are distributed through trade journals, targeted mailing campaigns and conferences. Full Circle's sales personnel market at over 30 conferences and trade shows each year. Full Circle also advertises in many magazines targeted at the lighting, DSM, electric utility, facility management, waste disposal and environmental remediation industries.

COMPETITION

     The market for Full Circle's services is highly competitive.
Full Circle competes with numerous well-established companies which market ballast recycling services.

     Full Circle believes that it competes on the basis of price, reliability and reputation and that it is one of the largest companies in its industry.

GOVERNMENT REGULATION

     The Toxic Substances Control Act ("TSCA") does not regulate the disposal of non-leaking, intact "small capacitors" (such as those contained in lighting ballasts) in municipal solid waste landfills. However, under the Superfund laws (Comprehensive Environmental Response, Compensation and Liability Act or "CERCLA", and the Superfund Amendments and Reauthorization Act or "SARA"), PCBs are specifically listed as a "hazardous substance". This means that if there is a release or threat of release of over one pound of PCBs (equivalent to the amount of PCBs in approximately 16 ballasts), the party disposing the ballasts is required to notify the National Response Center and is responsible for corrective action for cleanup costs and damages to the environment. A conservative interpretation of CERCLA is that the disposal of more than 16 ballasts in a municipal solid waste landfill constitutes a CERCLA PCB release, which is unlawful, and triggers an immediate Superfund cleanup requirement with potential contamination liabilities.

     CERCLA also requires that the Department of Transportation list and regulate the transportation of all hazardous materials, including PCBs.

     While it is legal to dispose of ballasts under the appropriate circumstances in a sanitary landfill, the EPA encourages disposers of large quantities of PCB ballasts to treat them as if they were a regulated waste. The preamble to the May 31, 1979 PCB Final Rule in the Code of Federal Regulations (40 CFR Part 761) makes it clear that the intent of the Small Capacitor TSCA disposal rule is to allow the "random disposal" in landfills only by "household and other infrequent disposers." In the case of large quantities of small PCB capacitors by commercial and industrial activities, which "pose a somewhat larger environmental risk," the EPA strongly encourages the voluntary disposal of small PCB capacitors in chemical waste landfills or high-temperature incinerators.

     In December 1994, the EPA disclosed plans to regulate PCB ballast disposal; management expects that the release and implementation of such regulations will further expand the services provided by the Company. There are two categories of new regulations which may affect PCB ballast disposal: (i) elimination of the "Small Capacitor Exemption", and (ii) regulation of the entire ballast as a PCB waste because the asphalt potting material used in ballasts usually contains in excess of 50 ppm of PCBs. Currently TSCA does not regulate small capacitors. The final regulations are still under review and could take several more years to complete.

     Another area of growing regulatory attention is the disposal of fluorescent lamps. Fluorescent light bulbs have historically been manufactured with mercury and therefore require special handling. The EPA and lamp manufacturers have conducted detailed studies, which have concluded that these lamps constitute a hazardous waste because they fail the Toxicity Characteristic Leaching Procedure (TCLP).

     The EPA has proposed special regulations that address lamp disposal and these are currently receiving comments from the public. This proposal is highlighting the need for proper disposal of all lighting waste, including ballasts.

                           THE COMPANY

The balance of Item 1 relates to the whole Company including its refrigerant and ballast recycling businesses.

RESEARCH AND DEVELOPMENT

     While the Company places significant emphasis on ongoing refinement and enhancement of its equipment and believes that such efforts are important to take advantage of market trends and to maintain its competitive position, the costs to do so to date have not been material.

         During the fiscal year ended September 30, 1995 the Company entered into a 50% joint venture with two unaffiliated individuals. The venture's name is Total Transformation, Ltd. ("TTL"). TTL is researching the applicability of using high temperatures with chemical catalysts to transform mixed or contaminated refrigerants (defined as a hazardous substance) into a useful by-product. Through September 30, 1996 the Company had invested approximately $152,000. TTL will require additional funding to complete its development phase. The Company has no commitment to continue funding the project beyond its current levels. There are no assurances that even if the additional funds are sufficient to allow completion of development that the technology will be commercially viable.

     During the fiscal year ended September 30, 1996, the Company entered into a second 50% joint venture with an unaffiliated company. The ventures's name is Liberty Technology International, Inc. ("LTI"). LTI plans to utilize existing technology developed in Eastern Europe to construct a refrigeration separation plant. The purpose of the plant is to provide an alternative to total destruction of mixed refrigerants. Through September 30, 1996 the Company has invested approximately $339,000. LTI will require additional funding. The Company anticipates an additional investment in LTI of at least $75,000.

PROPRIETARY PROTECTION

     The Company principally relies on a combination of trade secret laws and employee and third-party non-disclosure agreements to protect its products and technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such technologies or, despite the precautions taken by the Company, obtain access to the Company's know-how, concepts, ideas and documentation. Since the Company believes that proprietary information is important to its business, failure to protect its trade secrets could have a material adverse effect on the Company.

TRADEMARKS

     The Company has no registered trademarks.

INSURANCE

     The Company may be exposed to potentially significant product liability claims by its customers and users of its products. The Company maintains product liability coverage at $1,000,000 per occurrence and $2,000,000 aggregate, which it believes is adequate coverage for the types of recycling and recovery equipment presently marketed. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at reasonable cost. The Company is self-insured for product liability in connection with the marketing and sale of its refrigerants. No material losses have occurred. A partially insured or a completely uninsured successful claim against the Company could have a material adverse effect on the Company. The Company generally warrants its products to be free from defects in materials and workmanship and for a specified period, generally limited to one year from the date of shipment. There can be no assurance that future warranty expenses will not have an adverse effect on the Company's results of operations.

ENVIRONMENTAL MATTERS

     The Company's refrigerant operations require the handling, storage and transportation of refrigerants, which are classified as hazardous substances under applicable laws. The Company does not maintain environmental impairment insurance. There can be no assurance that the Company will not incur environmental liability arising out of the use of hazardous substances. The use of hazardous substances is subject to extensive federal, state and local law and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency, the Occupational Safety and Health Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to such chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. The Company believes that it is in substantial compliance with all material federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits required for the operation of its business. Amendments to statutes and regulations and/or the Company's expanded level of operations in the future could require the Company to continually modify or alter methods of operations at costs which could be substantial and could subject the Company to increased regulation. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations. Failure by the Company to comply with applicable laws and regulations could subject the Company to civil remedies, including fines and injunctions, as well as potential criminal sanctions, which could have a material adverse effect on the Company.

EMPLOYEES

     At September 30, 1996, the Company employed approximately 150 persons, including its executive officers. Approximately 52 of such persons are employed in the production and marketing of refrigerant recycling and recovery equipment, including 13 in administration, four in sales, and 35 in production. The Company, from time to time, adds temporary production help as needed. Approximately 57 persons are employed in the production and marketing of refrigerant reclaiming services, including eight in administration, 17 in sales and marketing and 32 in production. Approximately 15 employees are employed in the refrigerant packaging and distribution operations conducted by EMC, including two in administration, one in sales and 12 in operations. Approximately 56 persons are employed in the ballast recycling operations, including four in management and administration, 14 in sales, marketing and customer support and 38 in production. None of the Company's employees is subject to a collective bargaining agreement and the Company believes its employee relations are good.

ITEM 2.     DESCRIPTION OF PROPERTY.

     The Company occupies ten locations in the United States, all of which, with one exception, are leased from third parties. The following summarizes the location, square footage of the building or leased space, and use of each facility The Company believes that these facilities are adequate for its existing and near-term future needs and that its facilities are adequate for its current and proximate future needs.

Location           Square Footage                 Use
--------           --------------                 ---
Lakewood, NJ           21,000          Refrigerant packaging and
                                       distribution; executive
                                       and administrative
                                       offices.

Bronx, NY              13,500          Ballast recycling;
                                       executive and
                                       administrative offices.

Keller, TX             55,000          Recycling and recovery
                                       equipment production and
                                       servicing.

Hurst, TX              26,000          Refrigerant reclaiming

Houston, TX            14,170          Refrigerant reclaiming

Blue Island, IL         4,700          Refrigerant reclaiming

Gonzales, LA           18,880          Refrigerant reclaiming

Livermore, CA           8,700          Refrigerant reclaiming

Garden Grove, CA        1,500          Refrigerant reclaiming

Orlando, FL             5,760          Refrigerant reclaiming


     The facility in Gonzales, LA will be consolidated with the Hurst, TX facility when the Gonzales lease expires in March 1997.

     The Company leases the 21,000 square foot building in Lakewood, NJ from George Cannan, Sr., the Company's founder, Chairman and principal stockholder. The pays a gross rental of $10,000 per month pursuant to an oral, month-to-month lease. The Company believes that the terms of this lease are at least as favorable as it could obtain from an unaffiliated third party. See Item 13 - Certain Relationships and Related Party Transactions.

ITEM 3.     LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company or to which it is a party which, if adversely determined, would result in a material adverse effect on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                             PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol "EVTC". The following table sets forth, for the period since October 1, 1994, the high and low prices for the Common Stock as reported by NASDAQ. The NASDAQ quotations represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                   Common Stock
                                   ------------

                                   High     Low
                                   ----     ---
YEAR ENDED SEPTEMBER 30, 1995

First Quarter.................... $8-5/8   $7-5/8

Second Quarter...................  9-7/8    7-1/2

Third Quarter.................... 13-1/2    9-1/2

Fourth Quarter................... 14-7/8    9-3/4

YEAR ENDED SEPTEMBER 30, 1996

First Quarter.................... $12-3/8   $8-1/2

Second Quarter...................  10        7-1/2

Third Quarter....................  10-7/8    6-5/8

Fourth Quarter...................  11-1/8    7-3/8


      As of September 30, 1996, there were 38 record holders of the Company's Common Stock. The Company believes that there are in excess of 1,000 beneficial owners of the Company's Common
Stock.

     The Company has not paid any cash dividends on its CommonStock and does not currently intend to declare or pay cashdividends in the foreseeable future. The Company intends to retainany earnings that may be generated to provide funds for the operation and expansion of its business.

ITEM 6.     SELECTED FINANCIAL DATA.

       Selected financial data is set forth below as of and for each of the five fiscal years ended September 30, 1996. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto included elsewhere in this Report.

                                Years Ended September 30,
                        ----------------------------------------
                        1996     1995     1994     1993     1992
                        ----     ----     ----     ----     ----
                         (In thousands, except per share data)
STATEMENT OF INCOME DATA:
Net Sales             $34,543  $34,678  $24,727  $21,895  $19,306
Cost of Sales          24,330   24,914   17,400   15,088   14,486
Selling, General
 and Administrative
 Expenses               6,843    6,199    4,645    4,818    2,374
Operating Income        3,370    3,565    2,682    1,988    2,446
Interest Expense          414      297      208      157       39
Income before Income
Tax Expense             3,006    3,321    2,536    1,765    2,426
Income Tax Expense      1,278    1,338    1,033      709      976
Net Income            $ 1,728  $ 1,983  $ 1,504  $ 1,056  $ 1,706
Net Income Per Common
and Common Equivalent
Shares ("Primary")    $  0.34   $ 0.43  $  0.37  $  0.27  $0.43<FN1>
Weighted Average
 Number of Common
 Shares Outstanding     5,151    4,863    4,014    3,971    3,971

<FN1> Includes an extraordinary item resulting from the tax effect of utilization of net operating loss carryovers of $255,900 or $.12 per share.

                                     September 30,
                        ----------------------------------------
                        1996     1995     1994     1993     1992
                        ----     ----     ----     ----     ----
BALANCE SHEET DATA:
(In thousands)
Working Capital       $15,538  $15,489   $ 4,484  $ 6,146  $1,430
Total Assets           31,907   22,164    13,427   11,318   8,621
Total Debt              9,498    1,267     1,920    2,329   1,507
Total Shareholders'
 Equity               $19,064  $17,600   $ 8,187  $ 6,594  $1,685


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     General

     The Company is engaged in the marketing and sale of refrigerants, refrigerant reclaiming services, the manufacture and distribution of refrigerant recycling and recovery equipment and the recycling of hazardous waste materials from fluorescent light ballasts. The Company's line of refrigerants include dichlorofluoromethane ("R-12") and tetrafluoroethane ("R-134a"), marketed under the Company's "Arctic Air" label to distributors of automotive supplies for use by mechanics and technicians in servicing automotive air conditioning systems. The Company markets R-134a in spray cans under its customers' private labels for use in dusting moisture-sensitive equipment, including personal computer screens, cabinets, peripherals and photographic equipment. Through its wholly-owned subsidiary, Refrigerant
Reclaim Services, Inc., ("RRSI")(d/b/a Full Circle, Inc.), the
Company markets refrigerant reclaiming services as well as R-12, R-134a and a variety of other refrigerants primarily to large users of air conditioning and refrigeration chemicals. Through its wholly-owned subsidiary Envirogroup Services, Inc. (d/b/a Envirotech Systems) the Company has developed and commercialized a line of equipment designed to recycle and recover refrigerants contained in air conditioning and refrigeration systems. Through its wholly-owned subsidiary FulCircle Recyclers, Inc. (d/b/a Full Circle) the Company is in the business of extracting hazardous waste materials from fluorescent light ballasts and arranging environmentally accepted means of treatment and disposal. The Company contracts for these disposals with regulated PCB Disposal outlets. The Company provides services to public utilities, governmental agencies and commercial industrial organizations throughout the United States. Full Circle is subject to the rules and standards of several governmental agencies and commercial industrial organizations throughout the United States.

     The Company's fiscal year-end is September 30.

     The following discussion of results of operations for the fiscal years ended September 30, 1996 and 1995 should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Report. All of the Company's historical financial statements presented herein include the effects of acquiring FulCircle Recyclers, Inc. on December 31, 1995 accounted for as a pooling of interests and the purchase of the assets of Global Refrigerant Management, Inc. ("Global) in February 1995. As a result of the February 1995 purchase of Global, the Company's consolidated operating results for 1995 include seven months with the assets of Global. See Notes to Consolidated Financial Statements for details of the acquisitions.

  YEAR ENDED SEPTEMBER 30, 1996 AS COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

     Net sales for the year ended September 30, 1996 was $34,542,675, as compared to net sales of $34,677,971 for the year ended September 30, 1995, a decrease of $135,296, or approximately 0.4%. The decrease in net sales was primarily attributable to a 3.8% decrease in ballast recycling sales which was partially offset by an 9.1% increase on a smaller sales dollar base in recycling and recovery equipment sales. Refrigerant related revenues were virtually unchanged.
Equipment revenues were increased primarily as a result of the sale of equipment assets purchased from Wynn's International, Inc. ("Wynn's"). Management believes that equipment revenues remain lower than expected due in large part to the continued lack of governmental enforcement of laws prohibiting the venting of CFC refrigerants into the atmosphere. The lack of enforcement has resulted in postponed purchasing decisions by the contractors and technicians required by law to own equipment of the type manufactured and sold by the Company.

     As a result of the prohibition of the manufacture of new CFC refrigerants, which includes R-12, the Company will no longer have ready access to newly manufactured R-12. As a result, the Company's ability to maintain its current level of R-12 sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of stockpiled and alternative supplies. While Management believes that in 1997 it has access to significant sources and amounts of R-12 and plans to continue to seek to increase its sources of alternative supply, beyond 1997 the Company's access to R-12 is much less certain. The Company discontinued the sale of R-22 used in dusting applications on January 1, 1994 while replacing it with R- 134a. As a result, the Company has become increasingly dependent on sales of R-134a, as a replacement for both R-12 and R-22, and believes that R-134a will become an increasing portion of the Company's revenues in the future.

     Management believes that substantially all of its existing commercial refrigerant recovery equipment inventory will be sold in fiscal 1997 at profit margins consistent with prior years.
This is based on several market related conditions. The sale of the Company's commercial refrigerant recovery equipment has increased based upon demand trends within the Company's traditional markets which has resulted in the Company increasing its sales and marketing efforts for fiscal 1997. In addition, a new market for refrigerant recovery equipment is emerging within the automotive sector that Management believes will result in higher sales of commercial refrigerant recovery equipment. This new market is the result of the actual and anticipated increase in the frequency of mixed or contaminated refrigerants which occurs when "substitute" R-12 refrigerants are mixed with R-12. The mixing of refrigerants not only renders the refrigerant worthless, but the mixed must be disposed of at a cost. To avoid further contamination of larger supplies of recycled refrigerant, automotive service facilities will have to acquire recovery equipment such as the commercial recovery and other units made and sold by the Company. Because the Company also provides refrigerant reclaiming, destruction, separation and other services, it is in the unique position to offer this recovery equipment as well as other services in a bundled offering.

     Cost of sales for the year ended September 30, 1996 was $24,330,064, as compared to $24,914,443 for the year ended September 30, 1995, a decrease of $584,379. Of this decrease, approximately $1.3 million was attributable to a decrease in refrigerant related costs which was partially offset by an increase in equipment related costs which were related to the inefficiencies incurred following the relocation of the manufacturing plant from Michigan to Texas.

     Selling, general and administrative expenses increased to $6,842,859 for the year ended September 30, 1996 from $6,198,552 for the prior year, an increase of $644,307. The majority of this increase is attributable to expenses associated with increased sales and administrative expenses at RRSI, as operations and staffing were significantly increased during the year. In addition, expenses related to the purchase of FulCircle Recyclers, Inc. were recognized in the period as expenses. The excise tax, paid by the Company for virgin CFC floor stocks as of December 31, 1995 was $.45 per pound for the year. The Company believes that expenses associated with the Federal Excise Tax will continue. Such tax for fiscal year 1997 will also be $.45 per pound. In addition, the Company is continually seeking to enhance its current products and develop new versions of its products. However, the Company believes that expenses to enhance or develop new products for its recycling and recovery equipment will not materially change the relationship between the Company's revenues and expenses.

     During the year ended September 30, 1996 the Company's effective tax rate increased from approximately 40.3% to 42.5%.
This increase reflects the relative shift of income to states with higher tax rates.

     The Company generated net income during the year ended
September 30, 1996 of $1,728,207, as compared to net income of $1,982,654 during the year ended September 30, 1995, a 12.8% decrease.

     YEAR ENDED SEPTEMBER 30, 1995 AS COMPARED TO YEAR ENDED
SEPTEMBER 30, 1994

     Net sales for the year ended September 30, 1995 were $34,677,971, as compared to net sales of $24,727,126 for the year ended September 30, 1994, an increase of $9,950,845, or approximately 40.2%. The increase in net sales was primarily attributable to a $5.5 million increase in reclaiming revenues, a $1.9 million increase in virgin packaged refrigerant sales, a $1.4 million increase in sales of recycling and recovery equipment and a $1.1 million increase in ballast recycling revenues. Reclaiming revenues were higher as a result of RRSI's expansion of operations from two to four locations during the period and the inclusion of seven months of operations with the assets acquired in the Global acquisition. Packaged refrigerant sales were higher primarily as a result of general price increases. Equipment revenues were increased primarily as a result of the inclusion of the purchase of the assets from Wynn's International, Inc. ("Wynn's") and ballast recycling revenues were increased primarily as a result of the continued successful expansion of the sales force into national markets. It is Management's opinion that equipment revenues remain lower than expected due in large part to the continued lack of governmental enforcement of laws prohibiting the venting of CFC refrigerants into the atmosphere. The lack of enforcement has resulted in postponed purchasing decisions by the contractors and technicians required by law to own equipment of the type manufactured and sold by the Company and a partially offsetting decrease in sales of recycling and recovery equipment. Reclaiming revenues were higher as a result of RRSI having greater access to working capital which allowed it to process significantly more refrigerant over the prior period's activities. Packaged refrigerant sales were higher primarily as a result of general price increases. It is Management's opinion that the reduction in equipment revenues was largely attributable to the lack of governmental enforcement of laws prohibiting the venting of CFC refrigerants into the atmosphere. The lack of enforcement resulted in postponed purchasing decisions by the contractors and technicians required by law to own equipment of the type manufactured and sold by the Company.

     Cost of sales for the year ended September 30, 1995 was $24,914,443, as compared to $17,400,125 for the year ended September 30, 1994, an increase of $7,514,318. Of this increase, approximately $4.4 million and $700,000 was attributable to the increase in reclaiming and recycling activity at RRSI and Full Circle, respectively and $1.4 million was associated with increased cost of raw material prices of virgin refrigerants. Higher sales of recycling and recovery equipment and their attendant costs resulted in the balance of the increase in costs.

     Selling, general and administrative expenses increased to $6,198,552 for the year ended September 30, 1995 from $4,645,235 for the prior year, an increase of $1,553,317. This increase is primarily attributable to the increase in operations of RRSI from two locations to four during the year and an increase in sales and marketing expenses at Full Circle. The excise tax, paid by the Company for virgin CFC floor stocks carried over from calendar 1994 to 1995 was $1.00 per pound in each year. The Company believes that expenses associated with the Federal Excise Tax will continue. Such tax for fiscal year 1996 was $.45 per pound. In addition, the Company is continually seeking to enhance its current products and develop new versions of its products. However, the Company believes that costs to enhance or develop new products for its recycling and recovery equipment will not materially change the relationship between the Company's revenues and costs.

     The Company generated net income during the year ended
September 30, 1995 of $1,982,654, as compared to net income of $1,503,552 during the year ended September 30, 1994, a 31.9% increase.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $15,537,803 at September 30, 1996, as compared to a working capital position of $15,489,132 at September 30, 1995, an increase of $48,671. For the period the components of working capital changed significantly as inventories increased ($12,658,532), cash decreased ($3,084,640) and notes payable increased ($8,997,519). The increase in inventory reflects the Company's efforts to acquire various CFC refrigerants which are no longer manufactured.

     At September 30, 1995, the Company anticipated that its refrigerant recycling and recovery equipment sales in fiscal 1996 would be sufficient to substantially deplete approximately $3.0 million of slow moving commercial refrigerant recovery equipment inventory. Management believes that the equipment was slow moving due to the lack of enforcement of the Clean Air Acts provision which resulted in a lack of demand for the equipment sold by the Company. These anticipated sales were expected to be driven primarily by new Clean Air Act provisions, effective November 15, 1995, which require the use of new refrigerant recycling equipment during service on vehicles using R-134a and other EPA approved substitute refrigerants. In anticipation of these sales, the Company planned to convert a significant portion of its commercial refrigerant recovery equipment to inventory for sale to the automotive refrigerant recycling market. Based on historic net sales prices of the converted equipment, management estimated that the conversion costs would be fully recoverable and would not have a material effect on future operating results. During fiscal 1996, the Company experienced production difficulties after moving its equipment manufacturing operations from Michigan to Texas partially resulting from a lack of experienced personnel. Additionally, extremely mild summer weather conditions resulted in a reduced level of first year demand (subsequent to the effective date of the new aforementioned provisions) for this recycling equipment and the anticipated increase in the sale of the eqiupment was not realized. Consequently the equipment conversion did not take place.

     Management believes that substantially all of its existing commercial refrigerant recovery equipment inventory will be sold in fiscal 1997 at profit margins consistent with prior years. This is based on several market related conditions. The sale of the Company's commercial refrigerant recovery equipment has increased based upon demand trends within the Company's traditional markets which has resulted in the Company increasing its sales and marketing efforts for fiscal 1997. In addition, a new market for refrigerant recovery equipment is emerging within the automotive sector that Management believes will result in higher sales of commercial refrigerant recovery equipment. This new market is the result of the actual and anticipated increase in the frequency of mixed or contaminated refrigerants which occurs when "substitute" R-12 refrigerants are mixed with R-12. The mixing of refrigerants not only renders the refrigerant worthless, but the mixed must be disposed of at a cost. To avoid further contamination of larger supplies of recycled refrigerant, automotive service facilities will have to acquire recovery equipment such as the commercial recovery and other units made and sold by the Company. Because the Company also provides refrigerant reclaiming, destruction, separation and other services, it is in the unique position to offer this recovery equipment as well as other services in a bundled offering.

     The Company has financed its working capital requirements through operating cash flow and a $13.5 million working capital revolving line of credit obtained from a bank (the "Credit
Facility").

     The Credit Facility provides for advances bearing interest per annum based upon a percentage of the Bank's prime rate or at 1.75% over LIBOR and is secured by a pledge of substantially all the Company's assets. The Credit Facility expires on March 31, 1997. The Company expects to renew the Credit Facility with the Bank during January 1997.

     Net cash (used in) provided by operating activities for the years ended September 30, 1996 and 1995 was ($9,907,485) and $782,043, respectively. The net cash (used in) operating activities in the 1996 period is primarily attributable to the Company's increased level of refrigerant inventory offset partially by the Company's earnings and non cash expenses. Net cash (used in) investing activities in 1996 of $(1,177,446) primarily reflects and the expansion of operations at RRSI. The net cash provided by financing activities in 1996 of $8,000,291 primarily reflects the proceeds from the utilization of the Company's Credit Facility during the period.

     The Company had cash and cash equivalents of $942,709 and $4,027,349 at September 30, 1996 and September 30, 1995,
respectively.

     The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that cash flow from operations and its Credit Facility are sufficient to satisfy its contemplated cash requirements for at least 12 months. These assumptions give full effect to the Company's current and desired levels of refrigerant inventory, including R-12 and R134a; recycling and recovery equipment; joint venture arrangements and planned capital expenditures. The Company has 1997 purchase commitments of approximately $260,000 with vendors. In the event that the Company's plans change, its assumptions change or prove to be inaccurate to fund operations (due to unanticipated expenses, technical problems or difficulties otherwise), the Company could be required to seek additional financing sooner than anticipated.

     As of the date of this Report, other than as set forth in this Report, the Company has no material commitments for capital expenditures, research and development, or additional employees.

SEASONALITY

     Refrigerant sales are highly seasonal, with Company shipments of such products heavily concentrated in the months of March through July, reflecting seasonal use and sales in advance of the seasonal use of automobile air conditioning systems in most regions of the United States. The Company expects that sales of R-134a for use in servicing automobile air conditioning systems will also be seasonal in nature. Accordingly, the first and fourth fiscal quarters of the Company's operations have been characterized by inventory build-up and seasonal operating losses resulting in periodic operating cash flow short falls, which in the past necessitated loans from the Company's banks. The Company believes that its seasonal cash needs are adequately handled by the Company's Credit Facility. In addition, based on experience to date, the Company anticipates that a substantial portion of its customers for refrigerant recycling and recovery equipment will place their orders for equipment during the second and third fiscal quarters.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company has not adopted the Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 was issued in March 1995 and is effective
for fiscal years beginning after December 15, 1995.   The Company
has not yet adopted Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation."
SFAS 123 was issued October 1995 and is effective for financial statements for fiscal years beginning after December 15, 1995. When adopted, in fiscal 1997, certain disclosures will be required for fiscal 1996. The Company believes that the adoption of SFAS 121 and SFAS 123 will not have a material effect on the Company's consolidated financial position or results of operations.

     This Annual Report on Form 10-K may contain forward-looking information about the Company. The following factors, and others, may cause the Company's actual results to differ from those set forth in any forward- looking statements made by the Company.
Some of the most significant factors include an unanticipated downturn in the demand for the Company's refrigerant products, the lack of demand for the Company's refrigerant recycling and recovery equipment, and any unforeseen inefficiencies at the Company's new manufacturing facility in Texas. Accordingly, there can be no assurances that any future results will be achieved.

ITEM 8.    FINANCIAL STATEMENTS.


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page
                                                           ----
Independent Auditors' Reports                              27 & 28

Consolidated Balance Sheets as of
 September 30, 1996 and 1995                               29

Consolidated Statements of Income
 for each of the years ended September 30,
 1996, 1995 and 1994                                       30

Consolidated Statements of Stockholders' Equity
 for each of the years ended September 30, 1996,
 1995 and 1994                                             31

Consolidated Statements of Cash Flows
 for each of the years ended September 30, 1996,
 1995 and 1994                                             32

Notes to Consolidated Financial Statements                 33

                  INDEPENDENT AUDITORS' REPORT

The Board of Directors
Environmental Technologies Corp.

We have audited the accompanying consolidated balance sheets of Environmental Technologies Corp. and subsidiaries as of September 30, 1996 and 1995, and related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of Environmental Technologies Corp. and subsidiaries for the year ended September 30, 1994 were audited by other auditors whose report thereon dated December 7, 1994 expressed an unqualified opinion on those consolidated financial statements.
We did not audit the financial statements of FulCircle Recyclers, Inc. as of and for the year ended September 30, 1995, acquired pursuant to a business combination as of December 31, 1995 and accounted for as a pooling of interests, which financial statements reflect total assets and net sales constituting 7% and 17%, respectively, of the related consolidated totals in 1995. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for FulCircle Recyclers, Inc. as of and for the year ended September 30, 1995, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Technologies Corp. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG Peat Marwick llp

Short Hills, New Jersey
December 30, 1996

                                            INDEPENDENT AUDITOR'S REPORT


To the Directors and Stockholders
 Environmental Technologies Corp.


We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Environmental Technologies
Corp. and subsidiaries, for the year ended September 30, 1994.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We did not audit the financial statements of FulCircle Recyclers, Inc., acquired pursuant to a business combination as of December 7, 1995, accounted for as a pooling-of-interests, which statements reflect net sales constituting 20% and net income constituting 20%, for the year ended December 31, 1994 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for FulCircle, Inc., is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and subsidiaries and cash flows of Environmental Technologies Corp. and subsidiaries for the year ended September 30, 1994 in conformity with generally accepted accounting principles.

                                PLANTE & MORAN, LLP



December 7, 1997
Benton Harbor, Michigan

                  ENVIRONMENTAL TECHNOLOGIES CORP.
                         AND SUBSIDIARIES

                   Consolidated Balance Sheets

                   September 30, 1996 and 1995


            ASSETS                            1996          1995
                                              ----          ----
Current assets:
  Cash and cash equivalents              $   942,709    4,027,349
  Accounts receivable, less allowance
    for doubtful accounts of $191,085
    in 1996 and $106,400 in 1995           4,498,318    4,939,418
  Inventories                             22,605,245    9,946,713
  Prepaid expenses and other current
    assets                                   334,336      773,086
                                          ----------     --------
             Total current assets         28,380,608   19,686,566

Property and equipment, net                2,153,150    1,629,553
Goodwill, net                                659,236      714,905
Other assets                                 713,733      133,357
                                          ----------   ----------

                                         $31,906,727   22,164,381
                                         -----------   ----------
                                         -----------   ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                            9,497,519      500,000
    Current portion of long-term debt              -      399,996
    Accounts payable                       2,128,602    2,516,416
    Accrued liabilities                    1,216,684      781,022
                                         -----------    ---------
-

          Total current liabilities       12,842,805    4,197,434

Long-term debt, excluding
  current portion                                  -      366,673
Stockholders' equity:
  Preferred stock, $.01 par value.
    Authorized 1,000,000 shares; none
    issued or outstanding                          -           -
  Common stock, $.01 par value.
    Authorized 10,000,000 shares;
    issued 5,153,411 shares in 1996
    and 5,150,411 shares in 1995              51,504       51,504
  Additional paid-in capital              12,749,083   12,823,634
  Retained earnings                        6,263,335    4,725,136
                                         -----------   ----------
          Total stockholders' equity      19,063,922   17,600,274

Commitments and contingencies
                                         -----------   ----------

                                         $31,906,727   22,164,381
                                         -----------   ----------
                                         -----------   ----------

See accompanying notes to consolidated financial statements.

                ENVIRONMENTAL TECHNOLOGIES CORP.
                        AND SUBSIDIARIES

                Consolidated Statements of Income

          Years ended September 30, 1996, 1995 and 1994


                             1996           1995        1994
                             ----           ----        ----
Net sales                 $ 34,542,675   34,677,971   24,727,126
Cost of sales               24,330,064   24,914,443   17,400,125
                           -----------   ----------   ----------
   Gross profit             10,212,611    9,763,528    7,327,001

Selling, general and
  administrative expenses    6,842,859    6,198,552    4,645,235
                           -----------   ----------   ----------
   Operating income          3,369,752    3,564,976    2,681,766

Interest expense               413,554      296,534      207,884
Other income, net              (50,009)     (52,212)     (62,459)
                           -----------   ----------    ----------
   Income before income
     tax expense             3,006,207    3,320,654    2,536,341

Income tax expense           1,278,000    1,338,000    1,032,789
                           -----------    ----------   ----------

     Net income           $  1,728,207    1,982,654    1,503,552
                           -----------    ----------   ----------
                           -----------    ----------   ----------

Net income per common
  and common equivalent
  shares:

     Primary                 $ .34           .43           .37
                           -----------    ----------   ----------
                           -----------    ----------   ----------

     Fully diluted           $ .34           .42           .37
                           -----------    ----------   ----------
                           -----------    ----------   ----------


See accompanying notes to consolidated financial statements.

                             ENVIRONMENTAL TECHNOLOGIES CORP.
                                     AND SUBSIDIARIES

                     Consolidated Statements of Stockholders' Equity
                      Years ended September 30, 1996, 1995 and 1994

                                                      Additional
                                      Common stock     Paid-in     Retained
                                    Shares    Amount   Capital     Earnings      Total
                                    ------    ------  ---------    --------      -----
Balance at September 30, 1993     4,013,942  $40,139  4,405,262   2,149,082      6,594,483
Distributions to shareholders             -        -          -    (230,598)     (230,598)
Contribution of notes payable
  to shareholders                         -        -     120,650           -      120,650
Pro forma tax adjustment                  -        -     199,222           -      199,222
Net income                                -        -           -   1,503,552    1,503,552
                                   ---------   ------   ---------  ---------   ---------
Balance at September 30, 1994     4,013,942   40,139   4,725,134  3,422,036    8,187,309

Issuance of common stock for
  Global Refrigerant Management,
  Inc.                                58,089      581     499,419          -      500,000
Proceeds from exercise of warrants 1,078,380   10,784   7,200,382          -    7,211,166
Distributions to shareholders              -        -     (70,566)  (619,923)    (690,489)
Contribution to capital                    -        -     350,000          -      350,000
Adjustment to conform fiscal year
  of Ful-Circle Recyclers, Inc.
  and eliminate duplicative net
  income                                   -        -           -    (59,631)     (59,631)
Pro form tax adjustment                    -        -     119,265          -      119,265
Net income                                 -        -           -   1,982,654   1,982,654
                                   ---------   ------   ---------   ---------   ---------
Balance at September 30, 1995      5,150,411   51,504   12,823,634  4,725,136  17,600,274

Distributions to shareholders              -        -            -   (190,008)   (190,008)

Pro forma tax adjustment                   -        -      (34,000)          -    (34,000)

Proceeds from options exercised        3,000        -       18,000           -     18,000
Costs related to warrants                  -        -      (58,551)          -    (58,551)
Net income                                 -        -            -   1,728,207   1,728,207
                                   ---------   ------    ---------   ---------   ---------
Balance at September 30, 1996      5,153,411  $51,504   12,749,083   6,263,335  19,063,922
                                   ---------   ------    ---------   ---------  ----------
                                   ---------   ------    ---------   ---------  ----------

See accompanying notes to consolidated financial statements.

                             ENVIRONMENTAL TECHNOLOGIES CORP.
                                    AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                      Years ended September 30, 1996, 1995 and 1994

                                                     1996            1995            1994
                                                     ----            ----            ----
Cash flows from operating activities:
  Net income                                     $ 1,728,207       1,982,654    1,503,552
  Adjustments to reconcile net income to net
    cash (used in) provided by operating
    activities:
      Pro forma tax adjustment                       (34,000)        119,265      199,222
      Conform fiscal year of FulCircle
        Recyclers, Inc. and eliminate
        duplicate net income                               -         (59,631)           -
      Depreciation and amortization                  706,096         400,569      200,045
      Provision (benefit) for bad debt               206,683         185,124       38,551
      (Gain) loss on sale of equipment                 3,422               -      (24,474)
      Unrealized (gain) loss on marketable
        securities                                         -               -      (21,568)
      (Increase) decrease in assets:
        Accounts receivable                          234,417      (1,444,943)    (783,789)
        Inventory                                (12,658,532)       (123,688)    (533,072)
        Prepaid expenses and other current
          assets                                      438,750       (219,354)    (402,192)
        Other assets                                 (580,376)       (35,476)     (64,917)
      Increase (decrease) in accounts payable and
        accrued liabilities                            47,848        (22,477)     924,162
                                                  -----------     ----------      -------

          Net cash (used in) provided by
            operating activities                   (9,907,485)       782,043    1,035,520
                                                  -----------     ----------    ---------

Cash flows from investing activities:
  Proceeds from sale of equipment                      70,215              -       38,587
  Capital expenditures                             (1,247,661)      (882,743)    (372,738)
  Acquisition of business                                   -     (1,925,000)           -
                                                  -----------     ----------     --------

          Net cash used in investing activities    (1,777,446)    (2,807,743)    (334,151)
                                                  -----------     ----------     --------

Cash flows from financing activities:
  Principal payments on note payable -
    related party                                          -        (252,144)           -
   Net proceeds (payments) on notes payable        8,997,519      (1,911,749)    (235,251)
   Principal payments on long-term debt             (766,669)       (239,164)     (45,332)
   Costs related to warrants                         (58,551)              -            -
   Distributions to stockholders                    (190,008)       (690,489)    (230,598)
   Principal payments on capital lease
     obligations                                           -               -       (2,052)
   Repayment of bank loan                                  -               -      (12,500)
   Repayment of advances from officers                     -               -      (26,761)
   Proceeds from long-term debt                            -       1,000,000       25,000
   Proceeds from exercise of warrants                      -       7,211,166            -
   Proceeds from contributions to capital                  -         350,000            -
   Proceeds from options exercised                    18,000               -            -
                                                  -----------     ----------     --------

          Net cash provided by (used in)
            financing activities                   8,000,291       5,467,620     (527,494)
                                                  -----------     ----------     --------
          Net (decrease) increase in cash and
            cash equivalents                      (3,084,640)      3,441,920      173,875
Cash and cash equivalents at beginning of year     4,027,349         585,429      411,554
                                                  -----------     ----------     --------
Cash and cash equivalents at end of year          $  942,709       4,027,349      585,429
                                                  -----------     ----------     --------
                                                  -----------     ----------     --------

See accompanying notes to consolidated financial statements.

                ENVIRONMENTAL TECHNOLOGIES CORP.
                        AND SUBSIDIARIES

          Notes to Consolidated Financial Statements

                   September 30, 1996 and 1995



(1)  NATURE OF BUSINESS, BASIS OF PRESENTATION AND
     SIGNIFICANT ACCOUNTING POLICIES

     (a)  NATURE OF BUSINESS

          Environmental Technologies Corp. and subsidiaries (the Company) is primarily engaged in: the marketing and sale of refrigerants (including dichlorofluoromethane (R-12) and tetrafluoroethane (R-134a)), refrigerant reclaiming services; the manufacture and distribution of refrigerant recycling and recovery equipment for automotive and commercial use; and the recycling of fluorescent light fixture ballasts and lamps.

    (b)   BASIS OF PRESENTATION

          On December 30, 1995, the Company executed and consummated as of December 31, 1995, an agreement under which it agreed to issue 1,150,000 shares of common stock in exchange for all of the issued and outstanding capital stock of FulCircle Recyclers, Inc. (FulCircle). The acquisition has been accounted for using the pooling of interests method, and the accompanying consolidated financial statements include the accounts of FulCircle for all periods presented.

          Through December 31, 1994, FulCircle used a calendar year end for financial reporting purposes. Accordingly, the accompanying consolidated financial statements of the Company for the years ended September 30, 1995 and 1994 include the financial statements of FulCircle for the years ended September 30, 1995 and December 31, 1994, respectively. As a result, operations for the three-month period ended December 31, 1994 are included in the consolidated statements of income for both the year ended September 30, 1995 and the year ended December 31, 1994.

          As FulCircle had elected to be taxed as an S corporation under the provisions of the Internal Revenue Code, income tax expense has been adjusted to reflect the effective C corporation income tax rate of the Company for all periods presented. The pro forma income tax expense of FulCircle has been credited to additional paid-in capital.

                ENVIRONMENTAL TECHNOLOGIES CORP.
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements, Continued


         Financial information attributable to the Company and Ful-
Circle is set forth below:

                             Environmental  FulCircle
                             Technologies   Recyclers
                                Corp.         Inc.      Combined
                             -------------  ---------   --------
Year ended September 30, 1995:
  Net sales                   $28,665,227   6,012,744  34,677,971
  Net income                    1,776,187     206,467   1,982,654
  Net income per common and
    common equivalent shares:
      Primary                         .50           -         .43
      Fully diluted                   .49           -         .42
Year ended September 30, 1994:
  Net sales                    19,815,597   4,911,529  24,727,126
  Net income                    1,200,698     302,854   1,503,552
  Net income per common and
    common equivalent shares:
      Primary                         .42           -         .37
      Fully diluted                   .40           -         .37


     (c)  RISKS AND UNCERTAINTIES

          Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and trade receivables. The Company considers such risk in placing its cash and cash equivalents in financial institutions and other instruments. Concentration of credit risk with respect to trade receivables is limited because of the large number of customers that make up the Company's customer base and their dispersion in various industries and across different geographies. The Company performs ongoing credit evaluations of its customers' financial condition. No single customer accounted for more than 10% of total net sales in 1996 and 1995.

          In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the Company's consolidated financial statements. Actual results could differ from these estimates.

          Some of the Company's products and services are regulated by the Federal Clean Air Act (the Clean Air Act) and the regulations promulgated thereunder by the Environmental Protection Agency (EPA), as well as certain state environmental regulations. As such, the Company's business is affected by the requirements of the Clean Air Act, the EPA and other regulations and the degree of enforcement thereof.

          The Company's sales are highly seasonal in nature, as industry-wide refrigerant and related equipment sales are related to weather temperatures, primarily in the warmer months. The Company's historical refrigerant sales have primarily come from the sale of R-12, a refrigerant that is a chlorofluorocarbon
(CFC). As of January 1, 1996, however, CFC-based refrigerants can no longer be manufactured under current regulations. CFC replacement products, such as R-134a, are now readily available to the Company. Notwithstanding the cessation of a predictable manufactured supply of R-12, management believes it will have access to an adequate supply of R-12 in fiscal 1997. However, beyond 1997 the Company's access to R-12 is much less certain. Management believes R-134a sales will offset, to a great extent, the decline of R-12 sales in future periods; however, it could be several years for a meaningful market for R-134a to develop.

          The Company has a significant supply of commercial refrigerant recovery equipment on hand at September 30, 1996. Management believes the demand for this equipment will increase in 1997 as customers in both the automotive and commercial sectors comply with the Clean Air Act and as the demand for R-12, R-12 replacement refrigerants and other refrigerants is expected to increase, thus heightening the economic usefulness of the equipment. Additionally, management believes that the imposition of additional Federal requirements, effective November 1995, for the automotive sector to recycle R-134a will also have a favorable impact on the sales of this equipment. However, the achievement of such anticipated sales cannot be assured (see note
3).

          The Company's ballast recycling subsidiary has obtained approval from the EPA as a qualified recycler of waste materials. In connection therewith, the Company entered into an agreement with the EPA to set aside in a Closure Trust Fund, beginning in 1994, approximately $112,500 (annually adjusted for inflation), which is payable over a three-year period in equal annual installments of $37,500. The purpose of this fund is to accumulate resources required to clean up the Company's recycling facility upon closure. As of September 30, 1996, the Company has funded approximately $85,000 of this obligation. The Company does not expect any significant cleanup costs in connection with the closure of its facility.

     (d)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the financial statements of Environmental Technologies Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          The Company accounts for its 50% ownership interests in two joint ventures using the equity method.

     (e)  REVENUE RECOGNITION

          Sales are generally recorded by the Company when products are shipped to customers or services are performed. Ballast recycling revenues are recognized upon the receipt and acceptance of waste material at its recycling facility in the Bronx, New York. Revenue from sales of recyclable scrap materials is recognized when shipped. Equipment products shipped on consignment to customers and sales representatives are not included in sales.

     (f)  CASH EQUIVALENTS

          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

    (g)   MARKETABLE EQUITY SECURITIES

          Included in prepaid expenses and other current assets at September 30, 1996 and 1995 are marketable equity securities of approximately $40,000 and $34,000, respectively. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), during the year ended September 30, 1995. Under SFAS 115, the Company has classified its marketable equity securities as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. The effect of adopting SFAS 115 in fiscal 1995 was immaterial.

     (h)  INVENTORIES

          All inventories at September 30, 1996 and substantially all inventories at September 30, 1995 are stated at the lower of cost or market, determined using the first-in, first-out (FIFO) method. Inventories of certain virgin R-12 refrigerants, which were insignificant at September 30, 1995, are stated at cost using the last-in, first-out (LIFO) method.

     (i)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost.
Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the assets.
Costs of maintenance and repairs are charged to expense when incurred.

     (j)  GOODWILL

          Goodwill, which represents the excess of cost over net assets acquired, is being amortized over 15 years using the straight-line method.

     (k)   EXCISE TAX

          The Federal government imposed a $0.45 and $1.00 per pound excise tax on certain R-12 and other CFC-based refrigerants owned by entities holding them for resale as of January 1, 1996 and 1995, respectively. The Company paid excise tax on certain CFC refrigerant inventory on hand at January 1, 1996 and 1995 and accounted for this tax as an expense in the respective fiscal year. A $0.45 per pound excise tax will also be imposed on January 1, 1997 for certain R-12 owned at January 1, 1997 and this tax will be payable in June 1997.

     (l)   INCOME TAXES

          Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (m)  INCOME PER SHARE

          For 1996, both primary and fully diluted net income per share is based upon the weighted average number of shares outstanding during the year (5,150,911 weighted average shares).

          Net income per share in fiscal 1995 is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during the period (4,862,648 for primary and 4,878,633 for fully diluted after giving effect to 1,150,000 shares to be issued in connection with the acquisition of FulCircle, accounted for as a pooling of interests) in accordance with the modified treasury stock method through the date that outstanding options and warrants exceeded 20% of the Company's outstanding common stock, and in accordance with the treasury stock method thereafter. Under such approach, 496,396 and 512,381 incremental shares for the primary and fully diluted calculations, respectively, have been added to the weighted average number of shares outstanding (4,366,252), and interest expense has been reduced and investment income has been increased by an aggregate of approximately $92,000, net of tax ($83,000 for purposes of the fully diluted calculation).

          For 1994, primary income per share is based on the weighted average number of shares outstanding during the year and the assumed exercise of dilutive warrants and employees'stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock. Weighted average outstanding shares were 4,013,942 in fiscal 1994 and incremental share equivalents were 112,607 in fiscal 1994.

     (n)  RECENTLY ISSUED ACCOUNTING STANDARDS

          The Company has not adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. The Company has not yet adopted Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-based Compensation" (SFAS 123).
SFAS 123 was issued in October 1995 and is effective for financial statements for fiscal beginning after December 15, 1995. When adopted in fiscal 1997, certain disclosures will be required for fiscal 1996. The Company believes that the adoption of SFAS 121 and SFAS 123 will not have a material effect on the Company's consolidated financial position or results of operations.

(2)  ACQUISITIONS

     In February 1995, the Company acquired the assets of Global Refrigerant Management, Inc. for total consideration of $3,175,000. The consideration included cash of $1,925,000, notes of $750,000 and 58,089 shares of common stock valued at $500,000. The acquisition was accounted for using the purchase method of accounting. The excess of cost over the net assets acquired at the date of acquisition amounted to approximately $749,000. Accumulated amortization at September 30, 1996 and 1995 was approximately $90,000 and $34,000, respectively.

     In February 1994, 82,692 common shares were issued to the shareholders of Refrigerant Reclaim Services, Inc. in exchange for all its outstanding common shares. The acquisition was accounted for as a pooling of interests.

     The following unaudited pro forma financial information for 1995 and 1994 gives effect to the 1995 acquisition as noted above as though such acquisition occurred on October 1, 1993, after giving effect to certain adjustments including amortization of goodwill, depreciation and adjusted interest expense. The following pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition occurred on October 1, 1993:

                                   1995                   1994
                                   ----                   ----

     Net sales                $ 35,783,193             27,321,142
     Net income                  1,961,916              1,513,427
     Net income per share          .42                    .38
                              ------------             ----------
                              ------------             ----------



(3)  INVENTORIES

     Inventories at September 30, 1996 and 1995 consist of the following:

                                   1996                   1995
                                   ----                   ----

     Raw materials at FIFO    $ 12,527,735              4,100,067
     Raw materials at LIFO               -                 20,130
     Finished goods at FIFO     10,077,510              5,826,516
                               -----------              ---------

          Total inventories   $ 22,605,245              9,946,713
                              ------------             ----------
                              ------------             ----------

     During fiscal 1996, the Company took advantage of market opportunities to increase its investment in refrigerant inventories which accounts for substantially all of the increase in total inventories at September 30, 1996 as compared to September 30, 1995.

     At September 30, 1995, the Company anticipated that its refrigerant recycling and recovery equipment sales in fiscal 1996 would be sufficient to substantially deplete approximately $3.0 million of slow moving commercial refrigerant recovery equipment inventory. Management believes that the equipment was slow moving due to the lack of enforcement of the Clean Air Act provisions which resulted in a lack of demand for the equipment sold by the Company. These anticipated sales were expected to be driven primarily by new Clean Air Act provisions, effective November 15, 1995, which require the use of new refrigerant recycling equipment during service on vehicles using R-134a and other EPA approved substitute refrigerants. In anticipation of these sales, the Company planned to convert a significant portion of its commercial refrigerant recovery equipment to inventory for sale to the automotive refrigerant recycling market. Based on historic net sales prices of the converted equipment, management estimated that the conversion costs would be fully recoverable and would not have a material effect on future operating results.
During fiscal 1996, the Company experienced production difficulties after moving its equipment manufacturing operations from Michigan to Texas partially resulting from a lack of experienced personnel. Additionally, extremely mild summer weather conditions resulted in a reduced level of first year demand (subsequent to the effective date of the new aforementioned provisions) for this recycling equipment and the anticipated increase in the sales of the equipment was not realized. Consequently the equipment conversion did not take place. Management believes that substantially all of its existing commercial refrigerant recovery equipment inventory will be sold in fiscal 1997 at profit margins consistent with prior years.
While the Company continues to be able to convert its commercial recovery equipment to automotive units (as described above), management believes the commercial recovery units will be sold as is to meet the demand for recovery equipment to extract mixed or contaminated refrigerants resulting from the increasing use of substitute R-12 refrigerants. Additionally, the Company has increased its sales and marketing efforts for fiscal 1997.

     Through September 30, 1996, the Company carried certain raw material inventory at LIFO. The estimated replacement cost of inventories exceeded the LIFO inventory cost by $190,000 at September 30, 1995. During 1996 and 1995, inventory layers of this raw material inventory were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales below the amount that would have resulted from liquidating inventory recorded at prices at September 30, 1996 and 1995. The effect of this was an increase in net income of approximately $109,000 and $115,000 or $.02 and $.02 per share in 1996 and 1995, respectively.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 1996 and 1995 is summarized as follows:

                                                     Depreciable
                            1996          1995          Lives
                            ----          ----        ----------
Machinery and equipment    $2,929,650    2,373,202    2-7 years
Office equipment              745,588      301,246    2-5 years
Vehicles                      164,810      134,104    5 years
Leasehold improvements        206,688       91,248    2-5 years
                           ----------    ---------    ---------
                                                      ---------
                            4,046,736    2,899,800

Accumulated depreciation   (1,893,586)  (1,270,247)
                           ----------    ---------
                           $2,153,150    1,629,553
                           ----------    ---------
                           ----------    ---------

     Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term.

(5)  INVESTMENTS

         During the fiscal year ended September 30, 1995, the Company entered into a 50% joint venture with two unaffiliated individuals. The venture's name is Total Transformation, Ltd.
(TTL). TTL is researching the applicability of transforming mixed or contaminated refrigerants (defined as a hazardous substance) into a useful by-product. At September 30, 1996 and 1995, the Company has invested approximately $152,000 and $40,000, respectively, in TTL, which is included in other assets in the accompanying consolidated balance sheets. TTL has had no significant operations through September 30, 1996.

         During the fiscal year ended September 30, 1996, the Company entered into a 50% joint venture with an unaffiliated company. The venture's name is Liberty Technology International, Inc. (LTI). LTI plans to utilize existing technology developed in Eastern Europe to construct a refrigeration separation plant which would provide an alternative to total destruction of mixed refrigerants. At September 30, 1996, the Company has invested approximately $339,000 in LTI, which is included in other assets in the accompanying 1996 consolidated balance sheet. Management believes that LTI will require additional funding and anticipates an additional investment in LTI of at least $75,000. LTI's operations are expected to begin in fiscal 1997.

     The Company's share of earnings or loss from the aforementioned ventures is not material to its consolidated financial position or results of operations.

(6)  NOTES PAYABLE

     At September 30, 1996, notes payable consists of a secured line of credit in the aggregate amount of $13,500,000 with a bank. The balance outstanding at September 30, 1996 of $9,497,519 is due March 31, 1997 and bears interest at LIBOR plus 1.75% (7.25% at September 30, 1996). Borrowings in excess of $10,000,000 bear interest at the bank's prime rate. The line is secured by eligible accounts receivable and inventory.

     At September 30, 1995, notes payable consists of a $750,000 note with an outstanding balance of $500,000 which was paid in August 1996, to the previous owner of Global Refrigerant Management, Inc. bearing interest at the prime rate plus 1% per annum (9.75% at September 30, 1995). Additionally, at September 30, 1995, the Company had a $3,000,000 line of credit with a bank, subject to available collateral (collateralized by substantially all of the Company's assets, guaranteed by the a major shareholder, and bearing interest at 1% over the bank's prime rate per annum), with $0 outstanding, and a $25,000 term note payable to a bank with $0 outstanding.

     In January 1995, the Company's ballast recycling subsidiary was granted a line of credit by a financial institution in the amount of $400,000, which expired on June 30, 1995. This credit line was collateralized by all assets of the subsidiary and had been personally guaranteed by certain stockholders. In March 1995, the Company's ballast recycling subsidiary borrowed and repaid $350,000 on this line.

(7)  LONG-TERM DEBT

     Long-term debt of $766,669 at September 30, 1995 consists of a term note payable to a bank, due August 1997, collateralized by substantially all assets, guaranteed by the majority shareholder, and bearing interest at 1.5% over the bank's prime rate per annum (10.25% at September 30, 1995). The loan was repaid in fiscal 1996.

     The Company's bank agreement in fiscal 1995 included a financial covenant requirement which limited the maximum allowable capital expenditures. At September 30, 1995, the Company was not in compliance with this financial covenant. The Company received from the bank a waiver of such violation which waived the required compliance for the year ended September 30, 1995.

(8)  CASH FLOWS

     Cash paid during 1996, 1995 and 1994 for interest and income taxes is as follows:

                              1996          1995         1994
                              ----          ----         -----

Interest                   $  413,554      292,766      232,870
Income taxes                1,285,000    1,406,119      903,205
                            ---------    ---------      -------
                            ---------    ---------      -------


     Significant noncash financing is as follows: during 1994, the Company's minority shareholders contributed $120,650 of notes payable to paid-in capital; during 1995 the Company issued 58,089 shares of common stock valued at $500,000 and a note payable for $750,000 for a portion of the acquisition price for Global Refrigerant Management, Inc.

(9)  INCOME TAXES

     The components of income tax expense for the years ended
September 30, 1996, 1995 and 1994 are as follows:

                              1996          1995         1994
                              ----          ----         -----

Current:
     Federal              $  937,500     1,033,000      766,840
     State                   386,000       326,500      281,349
                           ---------     ---------    ---------

                           1,324,000     1,359,500    1,048,189

Deferred:
     Federal                 (40,000)      (21,500)     (15,400)
     State                    (6,000)            -            -
                           ---------     ---------    ---------

                             (46,000)      (21,500)     (15,400)
                           ---------     ---------    ---------

                          $1,278,000     1,338,000    1,032,789
                           ---------     ---------    ---------
                           ---------     ---------    ---------


     Income tax expense for the years ended September 30, 1996, 1995 and 1994 differed from the expected income tax expense
(computed by applying the U.S. Federal income tax rate to income before income tax expense) as a result of the following:

                              1996          1995         1994
                              ----          ----         -----
Computed "expected"
  income tax expense      $1,022,110    1,129,022       862,356
State income taxes, net
  of Federal benefit         251,130      212,612       203,519
Other                          4,760       (3,634)      (33,086)
                           ---------     ---------    ---------

                          $1,278,000     1,338,000    1,032,789
                           ---------     ---------    ---------
                           ---------     ---------    ---------


     The temporary differences which give rise to a significant portion of deferred tax assets and liabilities as of September
30, 1996 and 1995 are as follows:

                                             1996       1995
                                             ----       ----
Deferred tax assets:
  Allowance for bad debts                 $ 76,434      42,560
  Inventory                                 24,000           -
  Accruals                                  36,000      27,642
  Net operating loss carryforwards          13,050      22,680
  Other                                      4,048       4,048
                                           -------      ------
          Gross deferred tax assets        153,532      96,930

  Valuation allowance                            -           -
                                           -------      ------

          Net deferred tax assets          153,532      96,930

Deferred tax liabilities:
  Plant and equipment                        2,150       1,535
  Other                                     18,789       8,627
                                           -------      ------
          Deferred tax liabilities          20,939      10,162

          Net deferred tax asset          $132,593      86,768

     A valuation allowance is provided when management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 1996 and 1995, management believes that no valuation allowance is required based on the Company's history of profitable operations.

     At September 30, 1996, the Company has Federal net operating loss carryforwards of $38,000 which expire in 2007.

(10) PROFIT SHARING PLAN

     The Company terminated its profit sharing plan in 1994.  The
Company made no contributions to the plan in 1996, 1995 and 1994.
The costs to terminate the plan were not material.

(11) COMMITMENTS AND CONTINGENCIES

     The Company leases its New Jersey office and warehouse facilities on a month-to-month basis from its principal shareholder at an annual cost of $120,000 in 1996, 1995 and 1994.

     The Company leased office space from a shareholder from January 1993 through April 1994. Total rental payments under this arrangement amounted to approximately $7,000 in 1994.

     The Company leases other manufacturing and office facilities pursuant to operating leases expiring in 1996 through 2000.

     The following is a schedule of future minimum rental payments under operating leases:

           1997                     $  587,000
           1998                        545,000
           1999                        474,000
           2000                        334,000
           Thereafter                  178,000
                                     ---------
                    Total           $2,118,000
                                     ---------
                                     ---------

     Total rental expense was $620,830, $450,265 and $352,027 for the years ended September 30, 1996, 1995 and 1994, respectively.

     In March 1995, the Company's ballast recycling subsidiary entered into three-year consulting agreements with certain stockholders for the purpose of expanding existing lines of business and exploring other recycling opportunities. These agreements call for annual payments totaling $50,000 which are payable monthly. During 1996 and 1995, consulting fees paid to the stockholders amounted to $50,000 and $41,354, respectively.

     The Company is self-insured for product liability in connection with the marketing and sale of its refrigerants. No material losses have occurred.

     At September 30, 1996, the Company has commitments with vendors to purchase inventory of approximately $260,000 in fiscal
1997.

(12) STOCK OPTION PLAN

     In July 1992 and in July 1996, the Company adopted stock option plans (the Option Plans) pursuant to which 500,000 shares of common stock for each plan have been reserved for issuance upon the exercise of options designated as either (a) incentive stock options (ISOs) under the Internal Revenue Code of 1986, as amended, or (b) non-qualified options. ISOs may be granted under the Option Plans to employees and officers of the Company.
Nonqualified options may be granted to consultants, directors
(whether or not they are employees), employees or officers of the Company.

     As of September 30, 1996, the Company has granted certain employees options to purchase a total of 370,000 shares of the Company's common stock. The options are exercisable for a period that ends five years from the date the options become exercisable.

     Details of stock options are as follows:


                                            Number
                                              of         Option
                                            Shares       Price
                                            ------       ------
     Shares under option at                 166,000   $6.00-6.60
      September 30, 1993
     Granted                                 79,000    5.25-7.00
     Exercised                                    -        -
     Forfeited                               (8,000)   5.25-6.00
                                            -------
     Shares under option at
       September 30, 1994                   237,000    5.25-7.00


     Granted                                 86,000    7.67-11.38
     Exercised                                    -        -
     Forfeited                              (67,000)   5.25-7.00
                                            -------
     Shares under option at
       September 30, 1995                   256,000    6.00-11.38

     Granted                                159,000    7.63-11.88
     Exercised                               (3,000)   6.00
     Forfeited                              (42,000)   7.63-11.88
                                            -------

     Shares under option at
       September 30, 1996                   370,000    6.00-11.88
                                            -------
                                            -------

     Shares exercisable at
       September 30, 1996                   209,670    6.00-11.88
                                            -------    ----------
                                            -------    ----------


(13) STOCKHOLDERS' EQUITY

     In December 1992, a public sale was made of 800,000 shares of common stock at $6.00 per share and 920,000 redeemable warrants at $.10 per share to purchase 920,000 shares of common stock at $6.90 per share. The warrants expire on December 16, 1997. The net proceeds to the Company after deducting offering expenses and the underwriting discount in 1992 amounted to $3,619,042. In fiscal 1995, the Company received $7,211,166 of net proceeds from the exercise of warrants. Certain costs directly related to the exercise of the warrants of approximately $59,000 were charged to additional paid-in capital in fiscal 1996. At September 30, 1996, warrants to purchase approximately 242,000 shares of common stock were outstanding at exercise prices ranging from $7.13 to $8.88.

(14) INDUSTRY SEGMENTS

                         Refrigerant    Equipment    Ballast      Elimi-        Consoli-
                           Product      Products     Recycling    nations        dated
                         -----------    ---------    ---------    --------     ----------

Year ended September 30, 1996:

Net sales                $25,870,777    2,885,295    5,786,603            -    34,542,675
                         -----------    ---------    ---------    ---------    ----------
                         -----------    ---------    ---------    ---------    ----------

Operating income (loss)    4,267,622   (1,366,779)     468,909            -     3,369,752
                         -----------    ---------    ---------    ---------    ----------
                         -----------    ---------    ---------    ---------    ----------

Net income (loss)          2,271,716     (820,079)     276,570            -     1,728,207
                         -----------    ---------    ---------    ---------    ----------
                         -----------    ---------    ---------    ---------    ----------

Identifiable assets at
  September 30, 1996     30,200,647     8,239,184    1,669,827   (8,202,931)   31,906,727
                         ----------     ---------    ---------    ---------    ----------
                         ----------     ---------    ---------    ---------    ----------

Year ended September 30, 1995:

Net sales                 26,020,530     2,644,697    6,012,744            -    34,677,971
                         -----------    ---------    ---------    ---------    ----------
                         -----------    ---------    ---------    ---------    ----------

Operating income (loss)   3,683,625      (464,241)     345,592            -     3,564,976
                         -----------    ---------    ---------    ---------    ----------
                         -----------    ---------    ---------    ---------    ----------

Net income (loss)         2,130,809      (354,622)     206,467            -     1,982,654
                         -----------    ---------    ---------    ---------    ----------
                         -----------    ---------    ---------    ---------    ----------

Identifiable assets at
  September 30, 1995     19,437,628     7,628,106    1,602,847   (6,504,200)   22,164,381
                         -----------    ---------    ---------    ---------    ----------
                         -----------    ---------    ---------    ---------    ----------

Year ended September 30, 1994:

Net sales                18,612,475     1,203,122    4,911,529            -    24,727,126
                         -----------    ---------    ---------    ---------    ----------
                         -----------    ---------    ---------    ---------    ----------

Operating income (loss)   2,992,528      (820,877)     510,115            -     2,681,766
                         -----------    ---------    ---------    ---------    ----------
                         -----------    ---------    ---------    ---------    ----------

Net income (loss)         1,786,736      (586,038)     302,854            -     1,503,552
                         -----------    ---------    ---------    ---------    ----------
                         -----------    ---------    ---------    ---------    ----------

Identifiable assets at
  September 30, 1994      8,382,878     6,760,785    1,590,636   (3,307,349)   13,426,950
                         -----------    ---------    ---------    ---------    ----------
                         -----------    ---------    ---------    ---------    ----------


     The Company operates in the refrigerant and the fluorescent light ballast recycling industries and reports segment information for its product lines, which are the sale of refrigerants and refrigerant reclaiming services, the sale of refrigerant recovery and recycling equipment and the ballast recycling business. Operating income (loss) is net sales less cost of sales and selling, general and administrative expenses. In computing operating income, none of the following were included: income taxes, interest expense and other nonoperating items.

     Depreciation and amortization for the refrigerant, equipment and ballast recycling segments was $578,992, $40,026 and $87,078, respectively, in 1996, $278,893, $23,876 and $97,800, respectively, in 1995, and $87,265, $34,120 and $78,660,
respectively, in 1994.

     Capital outlay for the refrigerant, equipment and ballast recycling segments was $944,624, $141,071 and $161,966, respectively in 1996, $727,446, $3,305 and $151,992,
respectively, in 1995, and $305,106, $4,820 and $62,812,
respectively, in 1994.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the accountants in the years ended September 30, 1996, 1995 and 1994.

                            PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.


     The directors and executive officers of the Company as of September 30 were:

     Name                      Age            Position
     ----                      ---            --------

George Cannan, Sr               53      Chairman and Director

B. Brinkerhoff McCagg           33      Chief Executive Officer
                                         and Director

Caroline Costante               35      Secretary and Director

Richard G. Schmeling            44      Vice President, Finance
                                          and Chief Financial
                                          Officer

Kenneth Shapiro                 31      Vice President

George Cannan, Jr               27      Director

Carlos E. Aguero                42      Director

John Stefiuk                    46      Director


---------------
     GEORGE CANNAN, SR. founded Environmental Materials Corp. ("EMC") a wholly-owned subsidiary of the Company in 1975 and has been President, Chief Executive Officer and a director of EMC since that time. Mr. Cannan founded the Company in 1989 and was President and Chief Executive Officer until December 31, 1995 and has been Chairman of the Board and a director of the Company since 1989. In July 1992, EMC became a wholly-owned subsidiary of the Company. Mr. Cannan has been responsible for all phases of the Company's operations since its inception. Prior to founding EMC, Mr. Cannan was a manufacturer's representative in the automotive industry.

     CARLOS E. AGUERO is President and Chief Executive Officer of Continental Waste Industries, Inc., a publicly traded waste management company since its founding in 1988. From 1985 to 1988 Mr. Aguero was employed with the certified public accounting firm of Gralnick, Strauss, D'Angerio, where he worked exclusively in their waste industry services practice. From 1985 to 1990, concurrent with other responsibilities, he served as comptroller for the Pennsauken (New Jersey) Solid Waste Management Authority. From 1977 to 1981, and for a short period in 1983, he worked for Coopers & Lybrand, leaving the company as Audit Supervisor. Mr. Aguero received a bachelors' degree in Accounting and International Business from Upsala College and is a certified public accountant.

     B. BRINKERHOFF MCCAGG became a director and Chief Executive Officer of the Company on December 31, 1995. Mr. McCagg has been a vice president and director of Full Circle Recyclers, Inc., a wholly-owned subsidiary of the Company since co-founding it in September 1991. For the past five years Mr. McCagg has managed all aspects of Full Circle Recyclers, Inc.'s operations as its Chief Executive Officer. Prior to September 1991, Mr. McCagg worked for three years in the investment banking departments at Drexel Burnham Lambert and Paine Webber. Mr. McCagg holds an MBA from the Wharton Business School.

     CAROLINE COSTANTE has been Secretary of the Company since its inception and a director of the Company since July 1992. Ms.
Costante has been employed by EMC since 1979 and is responsible for the overall administration of the operations of EMC.

     RICHARD G. SCHMELING has been Vice President and Chief Financial Officer since February 1, 1993. From February 1991 to January of 1993, Mr. Schmeling served as Senior Vice President of Investment Banking and Corporate Finance at Laidlaw Holdings, Inc. Prior thereto, Mr. Schmeling served as a principal at Investcorp International, Inc., an internationally prominent investment bank specializing in buyouts where he specialized in corporate acquisition, due diligence and post-acquisition corporate development. From 1987 to 1989, he was a Vice President at Bear, Stearns & Co., Inc., specializing in private placement underwriting. Previous to that, Mr. Schmeling held various commercial banking positions for various East Coast and international financial institutions. Mr. Schmeling received an AB in Economics and an MBA in Finance and Accounting at Columbia University.

     KEN SHAPIRO has been Vice President of the Company since December 31, 1995. Mr. Shapiro prior thereto he served as Vice President of Full Circle Recyclers, Inc. since November 1994. Prior to this he was Marketing Manager at Full Circle Recyclers, Inc. since May of 1992 when he joined the company. As Marketing Manager Mr. Shapiro was responsible for coordinating new business development, marketing, sales and human resources. Prior to joining Full Circle, Mr. Shapiro worked for four years for the Goldberg Group, a real estate development company where he specialized in real estate acquisitions and divestments. Mr. Shapiro holds a B.A. from Brown University and an MBA in Entrepreneurial Management from the Wharton Business School.

     GEORGE CANNAN, JR. has been a director since July 1992. Mr. Cannan formerly served as a Vice President primarily involved with the marketing efforts for the Company's refrigerant recycling and recovery equipment. Mr. Cannan is a 1991 graduate from the University of Miami with a B.S. degree in marketing and finance. Since 1995 Mr. Cannan has been employed as a financial consultant with Merrill Lynch. George Cannan, Sr. and George Cannan, Jr. are father and son. Effective October 1, 1996 George Cannan, Jr. resigned as a director of the Company.

     JOHN STEFIUK is the President of Federal Bronze Products, Inc. a metal servicing center and representative agency based in Newark, New Jersey. Mr. Stefiuk joined Federal Bronze in 1972 and became President in 1978. During his tenure at Federal Bronze, he has held various managerial and operating positions.


                  INFORMATION CONCERNING BOARD

     The Board of Directors did not meet during the 1996 fiscal year, and acted by unanimous consent 10 times.

     The Board of Directors has an Audit Committee and a Compensation Committee, both consisting of George Cannan, Sr., Carlos E. Aguero and John Stefiuk. The Audit Committee is responsible for reviewing the Company's audited financial statements, meeting with the Company's independent accountants to review the Company's internal controls and financial management practices and examining all agreements or other transactions between the Company and its directors and officers (other than those compensation functions assigned to the Compensation Committee) to determine whether such agreements or transactions are fair to the Company's shareholders.

     The Compensation Committee is responsible for reviewing the compensation and benefits of the Company's executive officers, making recommendations to the Board of Directors concerning compensation and benefits for such executive officers and administering the Company's stock option plans.

     Directors of the Company receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

     Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors, and holders of more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and NASDAQ. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that one Form 5 was required for B. Brinkerhoff McCagg with respect to his receipt of 281,750 shares of common stock in connection with the sale of his shares in FulCircle Recyclers, Inc. to the Company during the year ended September 30, 1995. All filing requirements applicable to its executive officers, directors, and greater than 10% beneficial owners were complied with.


ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth, for the fiscal years ended
September 30, 1996, 1995 and 1994, cash and certain other compensation paid or accrued by the Company for the Chairman and Chief Executive Officer ("CEO")(collectively, the "Named
Officers"). No other executive officer had a salary and bonus in excess of $100,000 during such years:

                               Annual Compensation


                                                                                  Long-Term
                                                                   Other Annual   Compensation
                                                                   Compensation   Awards
Name and Principal Position   Year    Salary($)   Bonus($)     $            Options
---------------------------   ----    ---------   --------   -----          -------
George Cannan, Sr.
Chairman                      1996    $200,000       0        (1)              -
Chairman/CEO                  1995    $200,000       0        (1)              -
Chairman/CEO                  1994    $200,000       0        (1)              -

B. Brinkerhoff McCagg
CEO                           1996    $125,000       0        (1)           65,000

(1)  Represents less than 10% of the Executive's compensation.



Stock Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning the grant of stock options during the year ended September 30, 1996 to the Named Officers. No stock appreciation rights were awarded, either alone or in tandem with the stock options, during the year ended September 30, 1996.






                       Option Grants in Last Fiscal Year



                                                                      Potential
                                                                      Realizable
                                                                      Value at
                                                                      Assumed
                                                                      Annual
                                                                      Rates of
                                                                      Stock
                 Number of   % of Total                               Price
                 Securities  Options                                  Appreciation
                 Underlying  Granted to   Exercise    Expiration      For
Name             Options     Employees    Price       Date            Option
                                                                      Term
____             __________  _________    _________   ___________     ____________

(10%)                                                                 (5%)
_____                                                                 _____

                                                                      (000)

George
Cannan             -          -            -            -            -       -

B. Brinkerhoff
McCagg          65,000      40.88%        $9.25        1/2/02       166.1  $367.00




Option Exercises During, and Stock Options Held at End of Fiscal 1996

     The following table indicates the total number and value of exercisable stock options held by the Chairman and CEO as of September 30, 1996. No options were exercised by the Chairman or CEO in the fiscal year ended September 30, 1996:


                                                   Value of Unexercised
                     Number of Unexercised         In-the-Money Options
                     Options at Fiscal Year End    at Fiscal Year End (1)
                     --------------------------    ----------------------
Name                 Exercisable  Unexercisable    Exercisable Unexercisable

George Cannan, Sr.       90,000           0          $114,750         0
B. Brinkerhoff McCagg         0      65,000                 0         0


 (1) Based on the last sale price for the Company's Common Stock on September 30, 1996 (the last day the Common Stock traded in the 1996 fiscal year) of $7.875 per share, as reported by NASDAQ.

Employment Agreement

     The Company is party to an employment agreement with B.
Brinkerhoff McCagg expiring in December 1997.  Mr. McCagg's
employment agreement provides that he will serve as Chief
Executive Officer for a term of two years. His annual salary is $125,000, subject to increases as are approved at the discretion of the Board of Directors. The employment agreement requires that substantially all of
Mr. McCagg's business time be devoted to the Company and that he not compete or engage in a business competitive with the Company's current business for
the term of the agreement and for two years thereafter.   Mr. McCagg is also
entitled to certain fringe benefits, including the use of an automobile and health care related expenses.

Stock Option Plans

     The Company maintains stock option plans designated as the 1992 Stock Option Plan (the "1992 Plan") and the 1996 Stock Option Plan (the "1996 Plan") collectively the "Option Plans" pursuant to each of which 500,000 shares of Common Stock have been reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, amended (the "Code") or (ii) non-qualified options. ISOs may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company's Common Stock.

     The purpose of the Option Plans is to encourage stock ownership by certain directors, officers and employees of the Company and certain other persons instrumental to the success of the Company and give them a greater personal interest in the success of the Company. The Option Plans are administered by the Board of Directors. The Board, within the limitations of the Option Plans, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in the Company are to be imposed on shares subject to options. ISOs granted under the Option Plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Non-qualified options granted under the Option Plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the Option Plans will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Any options granted under the Option Plans are not transferable during the optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

     As of the date of this Report, options to purchase an aggregate of 370,000 shares of Common Stock are outstanding under the 1992 Plan, and no options have been granted under the 1996 Plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 1996, the name and number of shares of Common Stock held by each person known to the Company to own beneficially more than five percent (5%) of the Company's Common Stock and the number of shares owned by each director and executive officer of the Company and all directors and executive officers as a group. Each of the following has an address c/o Environmental Technologies Corp., 550 James Street, Lakewood, New Jersey 08701. All shares are owned directly by the named person.

                                Number of
Name                            Shares Owned      Percent of Class<FN1>
----                            ------------      ---------------------
George Cannan, Sr.              1,809,793<FN2>             34.5%

Richard G. Schmeling               26,000<FN3>              0.5%

Caroline Costante                  93,261<FN4>              1.8%

B. Brinkerhoff McCagg             346,750<FN5>              6.6%

Kenneth Shapiro                    25,000<FN6>              0.5%

Carlos E. Aguero                  472,938                   9.2%

John Stefiuk                       10,000<FN7>              0.2%

All Directors and Officers as
 a Group (7 persons)            2,783,742<FN8>             54.0%
_________________________

<FN1>  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this Report have been exercised.

<FN2> Includes 90,000 shares of Common Stock issuable upon the exercise of stock options which are presently exercisable.

<FN3> Includes 26,000 shares of Common Stock issuable upon the exercise of stock options which are presently exercisable.

<FN4> Consists of 20,000 shares of Common Stock issuable upon the exercise of stock options which are presently exercisable.

<FN5> Includes 65,000 shares of Common Stock issuable upon the exercise of stock options, none of which are presently exercisable.

<FN6> Includes 25,000 shares of Common Stock issuable upon the exercise of stock options, none of which are presently exercisable.

<FN7> Consists of 10,000 shares of Common Stock issuable upon the exercise of stock options which are presently exercisable.

<FN8> Includes 90,000, 26,000, 20,000 and 10,000 shares of Common Stock issuable to George Cannan, Sr., Richard G. Schmeling, Caroline Costante and John
Stefiuk, respectively, upon the exercise of stock options which are presently exercisable and 65,000 and 25,000 shares of Common Stock issuable to B. Brinkerhoff McCagg and Kenneth Shapiro, respectively, none of which are presently exercisable.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's executive offices and refrigerant packaging and distribution operations are located in a 21,000 square foot building situated at 550 James Street, Lakewood, New Jersey 08701. The building is leased at a rental of $10,000 per month from George Cannan, Sr., the Company's founder, Chairman and principal stockholder, pursuant to a month-to-month lease. The Company believes that the terms of such lease are at least as favorable as those which it could obtain from a non-affiliated third party.


ITEM 14.               EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit                       Description
    -------                       -----------

      3.1        Amended and Restated Certificate of Incorporation
      3.2        By-Laws*
      4.1        Form of Underwriter's Warrant*
      4.2 Form of Warrant Agency Agreement together with attached form of Redeemable Common Stock Purchase Warrant*
     10.1        1992 Stock Option Plan*
     10.2        1996 Stock Option Plan**
     21.1        Subsidiaries of Registrant
     23.1        Consent of Plante & Moran LLP
     23.2        Consent of KPMG Peat Marwick LLP

* Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-53496) and incorporated herein by reference.

** Filed as an Exhibit to the Company's Proxy Statement dated June 27, 1996 and incorporated herein by reference.



          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lakewood, State of New Jersey on the 7th day of January, 1997.

                             ENVIRONMENTAL TECHNOLOGIES CORP.


                             BY: /s/George Cannan, Sr.
                                 ---------------------
                                 GEORGE CANNAN, SR., Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated:

Signature                  Title                    Date
---------                  ------                   -----

/s/George Cannan, Sr.      Chairman                 January 7, 1997
---------------------      and Director
GEORGE CANNAN, SR.         Principal Executive
                           Officer


/s/B. Brin McCagg          Chief Executive Officer  January 7, 1997
----------------------     Director
B. BRINKERHOFF MCCAGG


/s/Richard G. Schmeling    Vice President-Finance   January 7, 1997
-----------------------    Chief Financial Officer
RICHARD G. SCHMELING       Principal Financial
                           and Accounting Officer


/s/Caroline Costante       Secretary and            January 7, 1997
--------------------       Director
CAROLINE COSTANTE


/s/John Stefiuk            Director                 January 7, 1997
--------------------
JOHN STEFIUK


/s/Carlos E. Aguero        Director                 January 7, 1997
---------------------
CARLOS E. AGUERO

Exhibit 21.1  Subsidiaries of Registrant

     Effective December 31, 1996 the subsidiaries of the Company were:

Environmental Materials Corp.
Envirogroup Services, Inc.
Refrigerant Reclaim Services, Inc.
FulCircle Recyclers, Inc.
E.M.C. Export Co., Inc.

                                                           Exhibit 23.1


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in Registration Statements
(Nos. 33-86494, No. 333-8487, and 33-8355) on Forms SB-2, S-3 and S-8,
respectively, of Environmental Technologies Corp. of our report dated
December 7, 1994, with respect to the consolidated statements of income, stockholders' equity and cash flows for the years ended September 30, 1994 included in the September 30, 1996 Annual Report on Form 10-K of Environmental Technologies Corp.



                                                   PLANTE & MORAN, LLP






January 10, 1997
Benton Harbor, Michigan                                    Exhibit 23.2

                            Independent Auditors' Consent


The Board of Directors
Environmental Technologies Corp.:


We consent to incorporation by reference in the Registration Statements
(no. 33-86494, No. 333-8487 and No. 333-8355) on Forms SB-2, S-3 and S-8,
respectively, of Environmental Technologies Corp. of our report, dated December 30, 1996, relating to the consolidated balance sheets of Environmental Technologies Corp. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, which report appears in the September 30, 1996 annual report on Form 10-K of Environmental Technologies Corp.

Our report indicates that the consolidated financial statements of Environmental Technologies Corp. and subsidiaries for the year ended September 30, 1994 were audited by other auditors whose report thereon dated
December 7, 1994 expressed an unqualified opinion on those consolidated financial statements. We did not audit the financial statements of FulCircle Recyclers, Inc. as of and for the year ended September 30, 1995, acquired pursuant to a business combination as of December 31, 1995 and accounted for as a pooling of interests, which financial statements reflect total assets and net sales constituting 7% and 17%, respectively, of the related consolidated totals in 1995. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for FulCircle Recyclers, Inc. as of and for the year ended September 30, 1995, is based solely on the report of the other auditors.


KPMG Peat Marwick llp

Short Hills, New Jersey
January 10, 1997