Form 10-Q
period 1996-12-31
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1997-02-10
CIK 888956

Washington, D.C.  20549

                            Form 10-Q

          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1996

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-20986

                ENVIRONMENTAL TECHNOLOGIES CORP.
       (Exact name of issuer as specified in its charter)

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

                         YES      NO X

The number of shares outstanding of the registrant's common stock is 5,153,411 (as of February 6, 1997).




                       Page 1 of 12 pages.
                     There are no exhibits.

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

     ASSETS
                                   December 31,     September 30,
                                       1995              1996
Current Assets:
  Cash and cash equivalents        $   493,321         $  942,709
  Accounts receivable, net           9,697,671          4,498,318
  Inventories                       23,960,777         22,605,245
  Other current assets                 348,155            334,336
     Total current assets           34,499,924         28,380,608

Property and equipment               2,217,578          2,153,150

Goodwill, net                          646,952            659,236
Other Assets                           737,931            713,336

     Total assets                  $38,102,385        $31,906,727


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                    $14,259,330         $9,497,519
  Accounts payable                   3,084,906          2,128,602
  Accrued liabilities                1,404,008          1,216,684
     Total current liabilities      18,748,244         12,842,805


Stockholders' Equity
  Common stock                          51,504            51,504
  Paid-in-capital                   12,749,083        12,749,083
  Retained earnings                  6,553,554         6,263,335
     Total liabilities and
       stockholders' equity        $38,102,385       $31,906,727




See Accompanying Notes to
Consolidated Financial Statements.

           ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                         FOR THE THREE MONTHS
                                             ENDED DECEMBER 31,



                                          1996            1995



Net sales                             $  11,366,114  $  5,379,414


Cost of sales                             9,001,225     4,075,996



          Gross profit                    2,364,889     1,303,418



Selling, general and administrative
  expenses                                1,685,063     1,509,782



          Operating (loss) income           679,826     (206,364)

Interest expense                            211,386        34,008



Other income, net                            14,779        34,762


      Income (Loss) before income
      tax expense                           483,219     (205,610)

Income tax expense                          193,000      (82,000)

          Net (loss) income            $    290,219  $  (123,610)

Net (loss) income per common and common
  equivalent shares:
Primary                                $       0.06  $     (0.02)



Fully Diluted                          $       0.06  $     (0.02)






See Accompanying Notes to
Consolidated Financial Statements.

             ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                  THREE MONTHS ENDED DECEMBER 31,

                                        1996            1995
Cash Flows From Operating
 Activities
 Net (loss) income                   $  290,219      $ (123,610)
  Adjustments to reconcile net
  (loss) income to net cash
  (used in) provided by operating
  activities:
      Depreciation and amortization     183,865         137,472
       (Increase) decrease in assets:
        Accounts receivable          (5,199,353)        633,852
        Inventory                    (1,355,532)     (5,968,922)
        Other current assets            (13,819)        647,933
        Other assets                    (28,176)       (148,850)
      Increase (Decrease) in liabilities:
        Accounts payable and accrued
          liabilities                 1,143,628         691,523

          Net cash used in
            operating activities     (4,979,168)     (4,130,602)

Cash Flows From Investing Activities
   Capital Expenditures                (232,031)       (247,568)

Cash Flows From Financing Activities
  Proceeds from short-term debt, net
    of repayments                     4,761,811         994,837
  Repayments of long-term debt             -            (100,000)
  Distributions to FulCircle Stockholders  -            (190,040)

        Net cash provided by
           financing activities       4,761,811         704,797

Net (decrease) in cash and
  cash equivalents                     (449,388)     (3,673,373)

Cash and cash equivalents - Beginning   942,709       4,065,753
  of period

Cash and cash equivalents - End of
  period                             $  493,321      $  932,380


See Accompanying Notes to
Consolidated Financial Statements.

           ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES


                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Environmental Technologies Corp. and subsidiaries (the "Company") is primarily engaged in the marketing and sale of refrigerants (including dichlorofluoromethane (R-12) and tetrafluoroethane (R-134a)), refrigerant reclaiming services; the manufacture and distribution of refrigerant recycling and recovery equipment for automotive and commercial use; and the recycling of fluorescent light fixture ballasts and lamps.

Consolidation - The consolidated financial statements include the financial statements of Environmental Technologies Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial information furnished herein has not been audited by independent accountants; however in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three month period ended December 31, 1996 and December 31, 1995, respectively, have been made. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - BUSINESS COMBINATIONS

On February 22, 1995, the Company acquired the assets of Global Refrigerant Management, Inc ("Global"). The Company exchanged cash, notes and common stock totaling approximately $3,175,000. Global provided refrigerant reclaiming services. The operations of Global have been included since the acquisition date.

The acquisition was accounted for under the purchase method of accounting.

On December 30, 1995, the Company executed and consummated an agreement under which it issued 1,150,000 shares of the Company's voting common stock to the shareholders of FulCircle Recyclers, Inc. in exchange for all of the issued and outstanding common stock of FulCircle. The acquisition was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements have been restated to include the results for all periods presented.

On January 24, 1997, the Company announced that it had signed a letter of intent to purchase the assets of American Thermaflo
Corporation("Thermaflo") of Springfield, Massachusetts. The terms for such purchase have not been disclosed and the completion of the transaction is subject to standard due diligence and regulatory approvals.

Thermaflo, a privately held company, is the market leader in the manufacture and sale of portable refrigerant recovery and recycling equipment which competes with the Company's Envirotech
Systems subsidiary.


NOTE 3 - EARNINGS PER SHARE

Net income per share in the first quarter of fiscal 1997 is computed on the basis of the weighted average number of common shares outstanding in the period (5,153,411). The effect of dilutive options and warrants is immaterial.

Net income per share in the first quarter of fiscal 1996 is computed on the basis of the weighted average number of common shares outstanding in the period (5,150,411). The effect of dilutive options and warrants is immaterial.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

General

The Company is primarily engaged in the marketing and sale of refrigerants, refrigerant reclaiming services, the manufacture of refrigerant recovery and recycling equipment and the recycling of hazardous waste materials from fluorescent light ballasts. The Company's line of refrigerants include dichlorofluoromethane(R-12) and tetrafluoroethane (R-134a), marketed under the Company's "Arctic Air" label to distributors of automotive supplies for use by mechanics and technicians in servicing automotive air conditioning systems. The Company markets R-134a in aerosol spray cans under its customers' private labels for use in dusting moisture-sensitive equipment. Through its wholly-owned subsidiary Refrigerant Reclaim Services, Inc. (d/b/a Full Circle, Inc.), the Company offers refrigerant reclaiming services and markets R-12, R-22, R-134a and a variety of other refrigerants primarily to large users of air conditioning and refrigeration chemicals. Through its wholly-owned subsidiary Envirogroup Services, Inc. (d/b/a Envirotech Systems) the Company has developed and commercialized a line of equipment designed to recycle and recover refrigerants contained in air conditioning and refrigeration systems. Through its wholly-owned subsidiary FulCircle Recyclers, Inc. ("FulCircle") (d/b/a Fulcircle Ballast Recyclers) the Company is in the business of extracting hazardous waste materials from fluorescent light ballasts and arranging environmentally accepted means of treatment and disposal. The Company contracts for these disposals with regulated PCB disposal outlets. The Company provides services to public utilities, governmental agencies and commercial industrial organizations throughout the United States. FulCircle is subject to the rules and standards of several governmental regulatory agencies.

     The Company's fiscal year-end is September 30.

     The following discussion of results of operations for the three-month period ended December 31, 1996 and 1995 should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report. All of the Company's historical financial statements presented herein include the effects of acquiring FulCircle Recyclers, Inc. in a pooling of interests and the purchase of the assets of Global Refrigerant Management, Inc.




     Three months ended December 31, 1996 as compared to the three months ended December 31, 1995

     Revenues for the three-month period ended December 31, 1996 were approximately $11.366 million, as compared to revenues of approximately $ 5.379 million for the three-month period ended December 31, 1995, an increase of approximately $5.997 million, or 111.3%. The increase in revenues was primarily attributable to an increase in packaged and reclaimed refrigerant sales. Prices for many of the Company's refrigerant products was significantly higher than in the previous comparable period. As of January 1, 1996 all of the CFC refrigerant products sold by the Company are no longer produced.

     Sales of refrigerant R-12 continue to provide the majority of the Company's revenues although its relative percentage is declining. R-12 sales are declining as a result of the Company's increasing emphasis on refrigerant reclaiming, the manufacture of refrigerant recovery and recycling equipment, the addition of ballast recycling services and the increasing use of R-134a, the replacement for R-12. The Company's ability to maintain its current level of R-12 sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of R-12 refrigerant and historically has purchased from a number of manufacturers and suppliers. The Company also expects that because of the phase out of R-12 and CFC refrigerant production, that its reclaiming activities will serve as a an important source of R-12 as well as other refrigerants.

     The costs of sales for the three month period ended December 31, 1996 were approximately $9.0 million, as compared to $4.1 million for the three-month period ended December 31, 1995, an increase of approximately $4.9 million, or 120.8%. This increase is the result of increase refrigerant sales activity and a change in product mix for the period. The cost of R-12 has increased significantly since the 1990 amendment to the Clean Air Act. The Company anticipates that the cost of R-12 will continue to increase as the production of R-12 ceased at year-end 1995 and additional scheduled excise taxes (currently $6.25 per pound) are imposed. The Company believes, although there can be no assurance, that it will be able to continue to offset increases in the cost of R-12 by increasing sales prices. In anticipation of increasing costs of R-12, the Company will seek to obtain and maintain an inventory of R-12 at a commercially prudent level.
In addition, the Company has enhanced its access to R-12 through reclaiming activities.

     Selling and administrative expenses increased to $1.685 million for the three-month period ended December 31, 1996 from $1.510 million for the three-month period ended December 31, 1995, or 11.61%. This increase is related to an increase in operating activity for the current period.

     Due to the Company's changeable product mix and seasonality of revenues, the Company's results of operations for the three-month period ended December 31, 1996 may not necessarily be indicative of the Company's future operating results.

Liquidity and Capital Resources

    The Company had working capital of approximately $14.9 million at December 31, 1996, as compared to working capital of approximately $15.5 million at September 30, 1996. The Company has financed its working capital requirements primarily through operating cash flow and a $13.5 million working capital revolving line of credit obtained from a bank (the "Credit Facility").

     Net cash used by operating activities for the three month periods ended December 31, 1996 and 1995 was $4,979,168 and $4,130,602, respectively. The net cash used in 1996 was primarily attributable to increases in accounts receivable and the usage in 1995 was primarily attributable to the increased level of the Company's inventories, which are primarily associated with the purchase of refrigerants. Net cash provided by financing activities was $4,761,811 and $704,797 for the three month periods ended December 31, 1996 and 1995, respectively, primarily reflecting increased short-term borrowings under the Company's credit facilities. At December 31, 1996 the Company had $14.3 million of short-term borrowings under the Credit Facility, which reflects a temporary increase over the formal Credit Facility amount of $13.5 million.

     The Company had cash and cash equivalents of $399,367 and $942,709 at December 31, 1996 and September 30, 1996,
respectively.

     The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that cash flow from operations and its Credit Facility that sources of cash are sufficient to satisfy its contemplated cash requirements for at least 12 months. These assumptions give full effect to the Company's current and desired levels of refrigerant inventory, recycling and recovery equipment, and capital expenditures. In the event that the Company's plans change, its assumptions change or prove to be inaccurate to fund operations (due to unanticipated expenses, technical problems or difficulties otherwise), the Company could be required to seek additional financing.

     The Credit Facility provides for advances bearing interest per annum based upon a percentage of the Bank's prime rate or at 1.75% over the London Interbank Borrowing Rate ("LIBOR") and is secured by a pledge of substantially all the Company's assets. The Credit Facility expires on March 31, 1997. The Company expects to renew the Credit Facility with the Bank during February 1997.

     As of the date of this Report, other than as set forth in this Report, the Company has no material commitments for capital expenditures, including in connection with research and development, acquisition of plant and equipment, additional employees or increases to inventory.

     The Company maintains inventories of various refrigerants, including R-12, R-22 and R-134a, in packaged and bulk form. Inasmuch as these refrigerants are classified as hazardous substances, prescribed handling, storage and transportation regulations are required. The Company believes that it is in substantial compliance with all material federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits required for the operation of its business.

                   PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

               Not applicable.

Item 2.        Changes in Securities

               Not applicable.

Item 3.        Defaults Upon Senior Securities

               Not applicable.

Item 4.        Submission of Matters to a Vote of SecurityHolders

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


                               ENVIRONMENTAL TECHNOLOGIES CORP.


Date:  February 6, 1997     By: /s/  Richard G. Schmeling
                               __________________________________
                                     Richard G. Schmeling
                                     Vice President and Chief
                                     Financial Officer