Form 10-Q
period 1997-03-31
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1997-05-15
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q

        [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1997

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

                                N/A
_________________________________________________________________
Former name, former address and fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES X    NO

The number of shares outstanding of the registrant's common stock is 4,880,386 (as of May 14, 1997).




                       Page 1 of 12 pages.
                      There are no exhibits.

           ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

ASSETS                         (UNAUDITED)
                                March 31,        September 30,
                               ___________       _____________

                                   1997               1996
Current Assets:
  Cash and cash equivalents    $   541,217       $     942,709
  Accounts receivable, net       7,272,453           4,498,245
  Inventories                   30,537,653          22,605,245
  Other current assets             406,746             334,336
      Total current assets      38,758,069          28,380,608

Property and equipment, net      3,026,615           2,153,150

Goodwill, net                      634,668             659,236
Other assets                       832,049             713,733

     Total assets              $43,251,401         $31,906,727


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Notes payable               $13,492,280       $   9,497,519
  Accounts payable              6,854,031           2,128,602
  Accrued liabilities           2,417,057           1,216,684
    Total current liabilities  22,763,368          12,842,805

Long-term debt                    252,121                   0

Minority interest                   5,489                   0

Stockholders' Equity
  Common stock                     51,504              51,504
  Paid-in-capital              12,749,083          12,749,083
  Retained earnings             7,429,836           6,263,335
   Total stockholders' equity  20,230,423          19,063,922

      Total liabilities and
       stockholders' equity   $43,251,401         $31,906,727

See Accompanying Selected Notes to
Consolidated Financial Statements.


        ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)


                              FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                 ENDED MARCH 31,           ENDED MARCH 31,
                               1997           1996      1997           1996
                              _______      _______      _______     _______

Net sales                    $ 18,704,433  $ 8,070,351   $ 30,070,547    $ 13,449,764
Cost of sales                  15,228,403    5,516,739     24,229,628       9,592,735
                             ____________  ___________   ____________    ____________

Gross profit                    3,476,030    2,553,612      5,840,919       3,857,029

Selling, general and
  administrative expenses       1,816,972    1,648,620      3,502,035       3,158,402

Operating income                1,659,058      904,992      2,338,884         698,627

Interest expense                  230,008       84,337        441,394         118,345
Investment income                   5,489            0          5,489               0
Other income, net                  20,742        9,975         35,521          44,737
                              ___________   ___________    __________      __________

Income before income tax
  expense                       1,455,281      830,630      1,938,500         625,019

Income tax expense                579,281      331,000        772,000         249,000
                               __________   ___________    __________       _________

Net income                      $ 876,000   $  499,630    $ 1,166,500      $  376,019
                               __________   ___________    __________       __________
                               __________   ___________    __________       __________

Net income per common and common
  equivalent shares:

Primary                         $     .17    $      .10   $       .23    $        .07
                                _________    __________   ___________    ____________
                                _________    __________   ___________    ____________

Fully diluted                   $     .17    $      .10   $       .23    $        .07
                                _________    __________   ___________    ____________
                                _________    __________   ___________    ____________


See Accompanying Selected Notes to
Consolidated Financial Statements.

             ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                            FOR THE SIX MONTHS
                                              ENDED MARCH 31,
                                         ________________________

                                         1997                1996
                                         ____                ____
Cash Flows From Operating
 Activities
 Net Income                           $ 1,166,500     $ 376,019
  Adjustments to reconcile
  net income to net cash used
  in operating activities:
    Depreciation and amortization         401,462       275,155
    Gain on sale of equipment              (2,982)            -
      (Increase) decrease in assets:
      Accounts receivable              (2,774,208)   (1,648,045)
      Inventory                        (7,932,408)   (7,252,780)
      Other current assets                (72,410)      420,855
      Other assets                       (134,902)     (381,456)
      Increase (Decrease) in
        liabilities:
      Accounts payable and accrued
        liabilities                      5,861,953    2,540,519
                                        __________    __________

          Net cash used in
          operating activities          (3,486,995)  (5,669,733)

Cash Flows From Investing Activities
  Capital expenditures                  (1,240,228)    (739,079)

Cash Flows From Financing Activities
  Proceeds from short-term debt          4,073,610    3,119,838
  Proceeds (Repayments) from
  long-term debt                           252,121     (200,000)
  Distributions to FulCircle
  Stockholders                                   -     (190,040)
                                         _________    __________
        Net cash provided by
           financing activities          4,325,731     2,729,798
                                         _________    __________

Net (Decrease) In Cash and
  Cash Equivalents                        (401,492)   (3,679,014)

Cash and Cash Equivalents - Beginning      942,709     4,027,349
  of period

Cash and Cash Equivalents - End of
  period                                $  541,217     $ 348,335
                                         _________     _________
                                         _________     _________



See Accompanying Selected Notes to
Consolidated Financial Statements.

           ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business Environmental Technologies Corp. and subsidiaries (the "Company") is primarily engaged in the marketing and sale of refrigerants, refrigerant reclaiming services, the manufacture and distribution of refrigerant recycling and recovery equipment for automotive and commercial use and the recycling of PCB ballasts from fluorescent light fixtures. Through the Company's 50% interest in Liberty Technology International, Inc., the Company operates a mixed refrigerant gas separation facility.

Consolidation The consolidated financial statements include the financial statements of Environmental Technologies Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has a 50% interest in the Common Stock of Liberty Technology International, Inc.("Liberty"). The acquisition is accounted for under the equity method, and because the Company has a substantial influence over the operations and management, Liberty's balance sheet and results of operations have been included with the consolidated financial statements.

Interim Results The financial information furnished herein has not been audited by independent accountants; however in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three and six month periods ended March 31, 1997 and March 31, 1996, respectively, have been made. Because of the effects of seasonality the results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - EARNINGS PER SHARE

Net income per share for the first six months and for the second quarter of fiscal 1997 is computed on the basis of the weighted average number of common shares outstanding in the period
(5,153,411). The effect of dilutive options and warrants is immaterial.

Net income per share for the first six months and for the second quarter of fiscal 1996 is computed on the basis of the weighted average number of common shares outstanding in the period
(5,150,411). The effect of dilutive options and warrants is immaterial.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain factors could cause results to materially differ from those that might be expected based upon the forward-looking statements contained in the following discussion. Among such important factors are an unanticipated downturn in the demand for the Company's refrigerant products, the lack of demand for the Company's refrigerant recycling and recovery equipment, any unforeseen inefficiencies at the Company's new refrigerant separation facility in Texas and such risks and uncertainties as are detailed from time to time in the Company's SEC reports ad filings, including this Form 10-Q for the six months ended March 31, 1997.

Results of Operations

General

The Company is primarily engaged in the marketing and sale of refrigerants, refrigerant reclaiming services, the manufacture of refrigerant recovery and recycling equipment and the recycling of hazardous waste materials from fluorescent light ballasts. Through the Company's 50% interest in Liberty Technology International, Inc.("Liberty"), the Company operates a chemical separation facility.
The Company markets R-134a in aerosol spray cans under its customers' private labels. Through its wholly-owned subsidiary
Refrigerant Reclaim Services, Inc. ("RRSI")(d/b/a Full Circle, Inc.), the Company markets refrigerant reclaiming services as well as a variety of other refrigerants primarily to large users of air conditioning and refrigeration chemicals. Through its wholly-owned subsidiary
Envirogroup Technologies, Inc. ("Envirotech") (d/b/a Envirotech Systems) the Company has developed and commercialized a line of equipment designed to recycle and recover refrigerants contained in air conditioning and refrigeration systems. Through its wholly-owned subsidiary FulCircle Recyclers, Inc. ("FulCircle") (d/b/a Full Circle, Inc.) the Company is in the business of extracting hazardous waste materials from fluorescent light ballasts and arranging environmentally accepted means of treatment and disposal. The Company contracts for these disposals with regulated PCB disposal outlets. The Company provides services to public utilities, governmental agencies and commercial industrial organizations throughout the United States. FulCircle is subject to the rules and standards of several governmental regulatory agencies.

The Company's fiscal year-end is September 30.

The following discussion of results of operations for the three-month and six-month periods ended March 31, 1997 and 1996 should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report. All of the Company's historical financial statements presented herein include the effects of acquiring FulCircle
Recyclers, Inc. in a pooling of interests.



Three months ended March 31, 1997 as compared to the three months ended March 31, 1996

Revenues for the three-month period ended March 31, 1997 were approximately $18.7 million, as compared to revenues of approximately $8.1 million for the three-month period ended March
31, 1996, an increase of approximately $10.6 million, or 131.8%.
The increase in revenues was primarily attributable to significant increases in packaged and reclaimed refrigerant sales. The primary reason for the increase in packaged refrigerant sales is attributed to the Company's success at expanding its core automotive after market business with new accounts and broader geographical distribution.
In addition, the Company realized a 250% increase in sales by its refrigerant reclaiming operation which were based upon product price increases and greater sales volumes from a greatly expanded operation. Recycling and recovery equipment sales increased by approximately 29% for the period. Increased recycling and recovery equipment sales reflect the continued contribution of the recycling equipment assets purchased from Wynn's International, Inc. in 1995 and the effects of the legislated requirements for all users of the Company's recycling equipment to purchase new equipment for the processing of R-134a in automobiles. The effects of this legislation is expected to have a material impact on equipment sales over the next two years.

Sales of refrigerant R-12, of which production has ceased as of December 31, 1995 by law, continues to provide a significant portion of the Company's revenues. As a result of the cessation of the production of newly manufactured R-12, the Company has already experienced a significant shift of revenues to the sale of R-134a, the replacement for R-12. And the Company believes that it will become increasingly more dependent on the sale of R-134a. The Company also expects that its refrigerant reclaiming activities, mixed refrigerant separation services and sales, sales of refrigerant recycling and recovery equipment and PCB ballast recycling services will serve increasingly as growing and important sources of future revenues.

The costs of sales for the three month periods ended March 31, 1997 and March 31, 1996 were approximately $15.2 million and $5.5 million, respectively.  This  increase in 1997 was attributable to the increased level in overall sales activity.  The lower gross margin percentages in the March 31, 1997 period reflects a shift toward the sale of lower-margin R-134a sales and a relative increase in cost of CFC refrigerants in the Company's refrigerant repackaging
operation.   The cost of R-12 has increased significantly since the
1990 amendment to the Clean Air Act and since the cessation of its production at December 31, 1995. Although there can be no assurance, the Company believes that it will be able to continue to offset increases in the cost of its R-12 and other CFCs on hand by increasing sales prices.

Selling and administrative expenses increased to $1,816,972 for the three-month period ended March 31, 1997 from $1,648,620 for the three-month period ended March 31, 1996, or 10.2%. This increase is related primarily to the organization costs associated with the Company's expansion in reclaiming.

Net income for the three month period ended March 31, 1997 was $876,000, as compared to net income of $499,630 for the three-month period ended March 31, 1996, an increase of $376,370, or 75.3%.

Due to the Company's varied product mix and seasonality of refrigerant revenues, the Company's results of operations for the three-month period ended March 31, 1997 may not necessarily be indicative of the Company's future operating results.

Six months ended March 31, 1997 as compared to the six months ended March 31, 1996 Revenues for the six month period ended March 31, 1997 were approximately $30.1 million, as compared to revenues of approximately $13.4 million for the six month period ended March 31, 1996, an increase of approximately $16.6 million, or 123.6%. The increase in revenues was primarily attributable to an increase in refrigerant repackaging and refrigerant reclaiming revenues. Since the cessation of production of CFC chemicals at December 31, 1995, the Company has sought to broaden its revenue base and to increasingly emphasize R-134a and other non CFC refrigerants. In addition to the Company's continued efforts in the refrigerant recovery and recycling equipment and ballast recycling industries, during the period ending March 31, 1997 the Company completed and has begun operating the nation's largest mixed refrigerant processing facility. This facility is expected to contribute significant earnings as well as act as a source of difficult to obtain refrigerant.

The costs of sales for the six month period ended March 31, 1997 were approximately $24.2 million, as compared to approximately $9.6 million for the six month period ended March 31, 1996, an increase of $14.6 million, or 152.6%. The increase is primarily attributable to increased sales of refrigerants during the period.

Selling and administrative expenses increased to $3,502,035 for the six month period ended March 31, 1997 from $3,158,402 for the six month period ended March 31, 1996, a 10.9% increase. The increase was attributable primarily to the organization costs and expenses associated with the expansion of the Company's reclaiming operations, which were partially offset by expense reductions in each of the Company's other operating subsidiaries. Notably, in the previous year the Company experienced expenses related to the relocation of its equipment operations from Michigan to Texas and expenses associated with its acquisition of FulCircle.

The Company generated net income during the six month period ended March 31, 1997 of $1,166,500 as compared to net income of $376,019 during the six month period ended March 31, 1996, an increase of $790,481, or 210.2%.

Due to the Company's varied product mix and the seasonality of refrigerant revenues, the Company's results of operations for the six month period ended March 31, 1997 may not necessarily be indicative of the Company's future operating results.

Liquidity and Capital Resources

The Company had working capital of approximately $16.0 million at March 31, 1997, as compared to working capital of approximately $15.5 million at September 30, 1996. The Company has financed its working capital requirements primarily through operating cash flow, a $13.5 million working capital revolving line of credit obtained from a bank (the "Credit Facility").

Net cash used by operating activities for the six month periods ended March 31, 1997 and 1996 was $3,486,995 and $5,669,733, respectively. The net cash used in 1997 is primarily attributable to the increased level of the Company's inventories, which are primarily associated with the purchase of CFC refrigerants. Net cash provided by financing activities was approximately $4.3 million for the six month period ended March 31, 1997, primarily reflecting Credit Facility borrowings during the period. At March 31, 1997 approximately $13.5 million of the Credit Facility had been drawn upon.


The Company had cash and cash equivalents of $541,217 and $942,709 at March 31, 1997 and September 30, 1996, respectively.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that cash-flow from operations and its Credit Facility that sources of cash are sufficient to satisfy its contemplated cash requirements for at least 12 months. These assumptions give full effect to the Company's current and desired levels of refrigerant inventory, recycling and recovery equipment, and capital expenditures.
In the event that the Company's plans change, its assumptions change or prove to be inaccurate to fund operations (due to unanticipated expenses, technical problems or difficulties otherwise), the Company could be required to seek additional financing.

The Company's current Credit Facility provides for advances bearing interest per annum at 90% of the bank's prime rate or at 1.75% over the London Interbank Borrowing Rate (LIBOR) and is secured by a pledge of substantially all the Company's assets. The Credit Facility was scheduled to expire on March 31, 1997 but was extended for 60 days. The Company anticipates that by May 31, 1997 the bank will renew the Credit Facility on substantially the same terms as the previous year's Credit Facility.

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


                                    ENVIRONMENTAL TECHNOLOGIES CORP.

                                    By:/s/ Richard G. Schmeling
                                       ________________________
Date:  May 14, 1997                    Richard G. Schmeling
                                       Vice President and Chief
                                       Financial Officer