Form 10-K/A
period 1996-09-30
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1997-05-22
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K/A

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

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lakewood, State of New Jersey on the 22nd day of May, 1997.

                             ENVIRONMENTAL TECHNOLOGIES CORP.


                             BY: /s/George Cannan, Sr.
                                 ---------------------
                                 GEORGE CANNAN, SR., Chairman

This amendment is filed to amend Part IV to add the report of Yohalem Gillman & Company, LLP which is attached hereto.

                      Yohalem Gillman & Company, LLP
                       Certified Public Accountants

                             477 Madison Avenue
                          New York, New York 10022

                                 (212) 371-2100

                        Independent Auditor's Report


Fulcircle Recyclers, Inc.

We have audited the balance sheet of Fulcircle Recyclers, Inc. as of September 30, 1995, and the related statements of income and retained earnings, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fulcircle Recyclers, Inc. as of September 30, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The Company agreed to merge with Environmental Technologies Corp.
in an acquisition accounted for using the pooling of interest method.

                              Yohalem Gillman & Company LLP
                              Certified Public Accountants

New York, New York
December 30, 1995