Form 10-K/A
period 1996-09-30
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1997-05-28
CIK 888956

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

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lakewood, State of New Jersey on the 28th day of May, 1997.

                             ENVIRONMENTAL TECHNOLOGIES CORP.


                             BY: /s/George Cannan, Sr.
                                 ---------------------
                                 GEORGE CANNAN, SR., Chairman

                      Yohalem Gillman & Company, LLP
                       Certified Public Accountants

                             477 Madison Avenue
                          New York, New York 10022

                                 (212) 371-2100

                        Independent Auditor's Report


Fulcircle Recyclers, Inc.

We have audited the balance sheet of Fulcircle Recyclers, Inc. as of December 31, 1994, and the related statements of income and retained earnings, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fulcircle Recyclers, Inc. as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The Company agreed to merge with Environmental Technologies Corp.
in an acquisition accounted for using the pooling of interest method.

                              Yohalem Gillman & Company LLP
                              Certified Public Accountants

New York, New York
December 30, 1995