Form 10-Q
period 1997-06-30
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1997-08-20
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q

        [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1997

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

                          YES X    NO

The number of shares outstanding of the registrant's common stock is 4,966,219 (as of August 14, 1997).




                       Page 1 of 12 pages.
                      There are no exhibits.

           ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

ASSETS                         (UNAUDITED)
                                June  30,        September 30,

                                   1997              1996

Current Assets:
  Cash and cash equivalents    $ 1,333,331       $     942,709
  Accounts receivable, net      10,505,788           4,498,318
  Inventories                   26,905,643          22,605,245
  Other current assets             580,680             334,336
      Total current assets      39,325,442          28,380,608

Property and equipment, net      3,187,588           2,153,150

Goodwill, net                      622,385             659,236
Other assets                       590,851             713,733

     Total assets              $43,726,266         $31,906,727


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable               $14,142,280       $   9,497,519
  Accounts payable              7,170,106           2,128,602
  Accrued liabilities           2,246,057           1,216,684
    Total current liabilities  23,558,443          12,842,805

Long-term debt                    252,121                   0

Minority interest                  36,260                   0

Stockholders' Equity
  Common stock                     49,054              51,504
  Paid-in-capital              10,785,427          12,749,083
  Retained earnings             9,044,961           6,263,335
   Total stockholders' equity  19,879,442          19,063,922

      Total liabilities and
       stockholders' equity   $43,726,266         $31,906,727



See Accompanying Selected Notes to
Consolidated Financial Statements.

        ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)


                              FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                   ENDED JUNE 30,              ENDED JUNE 30,
                                 1997          1996          1997             1996

Net sales                    $ 17,248,692  $14,788,259   $ 47,319,239    $ 28,238,023
Cost of sales                  12,347,491   10,696,700     36,577,119      20,289,435

Gross profit                    4,901,201    4,091,559     10,742,120       7,948,588

Selling, general and
  administrative expenses       1,990,082    1,880,853      5,492,117       5,039,756

Operating income                2,911,119    2,210,706      5,250,003       2,908,832

Interest expense                  276,774      125,962        718,168         244,529
Investment income                  30,771            0         36,260               0
Other income, net                  22,010        5,273         57,531          50,733

Income before income tax
  expense                       2,687,126    2,090,017      4,625,626       2,715,036

Income tax expense              1,072,000      837,000      1,844,000       1,086,000

Net income                     $1,615,126   $1,253,017    $ 2,781,626      $1,629,036


Net income per common and common
  equivalent shares:

Primary                        $      .33    $      .24   $       .55    $        .32

Fully diluted                  $      .33    $      .24   $       .55    $        .32





See Accompanying Selected Notes to
Consolidated Financial Statements.

            ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                           FOR THE NINE MONTHS
                                              ENDED JUNE 30,
                                          1997           1996
Cash Flows From Operating
 Activities
 Net Income                           $ 2,781,626     $1,629,036
  Adjustments to reconcile
  net income to net cash used
  in operating activities:
    Depreciation and amortization         589,045        425,209
    Gain on sale of equipment             (13,423)            -
      (Increase) decrease in assets:
      Accounts receivable              (6,007,470)    (3,510,997)
      Inventory                        (4,300,398)    (9,279,025)
      Other current assets               (246,344)       515,530
      Other assets                        108,323       (523,654)
      Increase (Decrease) in
        liabilities:
      Accounts payable and accrued
        liabilities                     6,107,137      1,722,073

          Net cash used in
          operating activities           (981,504)    (9,021,828)

Cash Flows From Investing Activities
  Capital expenditures                 (1,586,631)    (1,017,166)

Cash Flows From Financing Activities
  Proceeds from short-term debt         4,644,761      7,507,535
  Proceeds (Repayments) from
  long-term debt                          252,121       (366,673)
  Distributions to FulCircle
  Stockholders                                  -       (190,040)
  Proceeds from exercise of warrants      174,375              -
  Proceeds from exercise of options        47,500              -
  Retirement of Stock                  (2,160,000)             -
        Net cash provided by
           financing activities         2,958,757      6,950,822

Net (Decrease) In Cash and
  Cash Equivalents                        390,622     (3,088,172)

Cash and Cash Equivalents - Beginning     942,709      4,027,349
  of period
Cash and Cash Equivalents - End of
  period                               $1,333,331      $ 939,177

See Accompanying Selected Notes to
Consolidated Financial Statements.



           ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business   Environmental Technologies Corp. through its
subsidiaries (the "Company") is primarily engaged in the
marketing and sale of refrigerants, refrigerant reclaiming
services, the manufacture and distribution of refrigerant
recycling and recovery equipment for automotive and commercial use and the recycling of PCB ballasts from fluorescent light fixtures.  Through the Company's 50% interest in Liberty
Technology International, Inc., the Company operates a mixed refrigerant gas separation facility.

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

Interim Results   The financial information furnished herein has
not been audited by independent accountants; however in the
opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three and nine month periods ended June
30, 1997 and June 30, 1996 have been made.  Because of the
effects of seasonality the results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - EARNINGS PER SHARE

Net income per share for the first nine months and for the third quarter of fiscal 1997 is computed on the basis of the weighted average number of common shares outstanding in the period
(5,064,903)and (4,887,886), respectively. The effect of dilutive options and warrants is immaterial.

Net income per share for the first nine months and for the third quarter of fiscal 1996 is computed on the basis of the weighted average number of common shares outstanding in the period
(5,150,411). The effect of dilutive options and warrants is immaterial.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Certain factors could cause results to materially differ from those that might be expected based upon the forward-looking statements contained in the following discussion. Among such important factors are an unanticipated downturn in the demand for the Company's refrigerant products, the lack of demand for the Company's refrigerant recycling and recovery equipment, any unforeseen inefficiencies at the Company's new refrigerant separation facility in Texas and such risks and uncertainties as are detailed from time to time in the Company's
SEC reports ad filings, including this Form 10-Q for the nine months ended June 30, 1997.

Results of Operations

General

The Company is primarily engaged in the marketing and sale of refrigerants, refrigerant reclaiming services, the manufacture of refrigerant recovery and recycling equipment and the recycling of hazardous waste materials from fluorescent light ballasts.
Through the Company's 50% interest in Liberty Technology
International, Inc.("Liberty"), the Company operates a chemical separation facility. The Company markets R-134a in aerosol spray cans under its customers' private labels. Through its wholly-owned subsidiary Refrigerant Reclaim Services, Inc.
("RRSI")(d/b/a Full Circle, Inc.), the Company markets refrigerant reclaiming services as well as a variety of other refrigerants primarily to large users of air conditioning and refrigeration chemicals. Through its wholly-owned subsidiary
Envirogroup Technologies, Inc. ("Envirotech") (d/b/a Envirotech
Systems)the Company has developed and commercialized a line of equipment designed to recycle and recover refrigerants contained in air conditioning and refrigeration systems. Through its wholly-owned subsidiary FulCircle Recyclers, Inc. ("FulCircle") (d/b/a
Full Circle, Inc.) the Company is in the business of extracting hazardous waste materials from fluorescent light ballasts and arranging environmentally accepted means of treatment and disposal.

The Company contracts for these disposals with regulated PCB disposal outlets. The Company provides services to public utilities, governmental agencies and commercial industrial organizations throughout the United States. FulCircle is subject to the rules and standards of several governmental regulatory agencies.

The Company's fiscal year-end is September 30.

The following discussion of results of operations for the three-month and nine-month periods ended June 30, 1997 and 1996 should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report. All of the Company's historical financial statements presented herein include the effects of acquiring
FulCircle Recyclers, Inc. in a pooling of interests.



Three months ended June 30, 1997 as compared to the three months ended June 30, 1996

Revenues for the three-month period ended June 30, 1997 were approximately $17.2 million, as compared to revenues of approximately $14.8 million for the three-month period ended June 30, 1996, an increase of approximately $2.5 million, or 16.6%. The increase in revenues was primarily attributable to significant increases in reclaimed refrigerant sales. The primary reason for the increase in reclaimed refrigerant sales is attributed to the Company's success at expanding its operations with new accounts and broader geographical distribution. Recycling and recovery equipment sales increased by approximately 30.7% for the period.
Increased recycling and recovery equipment sales reflect the continued contribution of the recycling equipment assets purchased from Wynn's International, Inc. in 1995 and the effects of the legislated requirements for all users of the Company's recycling equipment to purchase new equipment for the processing of R-134a in automobiles.

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

The costs of sales for the three month periods ended June 30,
1997 and June 30, 1996 were approximately $12.3 million and $10.7 million, respectively.  This  increase in 1997 was attributable to the increased level in overall sales activity, especially
in the Company's refrigerant reclaiming operation.   The cost of
R-12 has increased significantly since the 1990 amendment to the
Clean Air Act and since the cessation of its production at
December 31, 1995.  Although there can be no assurance, the
Company believes that it will be able to continue to offset
increases in the cost of its R-12 and other CFCs on hand by
increasing sales prices.

Selling and administrative expenses increased to $1,990,082 for the three-month period ended June 30, 1997 from $1,880,853 for the three-month period ended June 30, 1996, or 5.8%. This increase is related primarily to the organization costs associated with the Company's expansion in refrigerant reclaiming.

Net income for the three month period ended June 30, 1997 was $1,615,126, as compared to net income of $1,253,017 for the three-month period ended June 30, 1996, an increase of $362,109, or 28.9%.

Due to the Company's varied product mix and seasonality of refrigerant revenues, the Company's results of operations for the three-month period ended June 30, 1997 may not necessarily be indicative of the Company's future operating results.






Nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996

Revenues for the nine month period ended June 30, 1997 were approximately $47.3 million, as compared to revenues of approximately $28.2 million for the nine month period ended June 30, 1996, an increase of approximately $19.1 million, or 67.6%. The increase in revenues was primarily attributable to a 67% increase in refrigerant repackaging sales and a 153% increase in refrigerant reclaiming revenues. The primary reason for the increase in packaged refrigerant sales is attributed to the Company's success in expanding its core automotive after-market business with new accounts and broader geographical distribution. The
Company's increased revenues from its refrigerant reclaiming activity were related to product price increases and greater sales volume from a greatly expanded operation. Since the cessation of production of CFC chemicals at December 31, 1995, the Company has sought to broaden its revenue base and to increasingly emphasize R-134a and other non CFC refrigerants. In addition to the Company's continued efforts in the refrigerant recovery and recycling equipment and ballast recycling industries, during the period ending June
30, 1997 the Company completed and has begun operating the nation's largest mixed refrigerant processing facility. This facility is expected to contribute significant earnings as well as act as a source of difficult to obtain refrigerant.

The costs of sales for the nine month period ended June 30, 1997 were approximately $36.6 million, as compared to approximately
$20.3 million for the nine month period ended June 30, 1996, an increase of $16.3 million, or 80.3%. The increase is primarily attributable to increased sales of refrigerants during the period.

Selling and administrative expenses increased to $5,492,117 for the nine month period ended June 30, 1997 from $5,039,756 for the nine month period ended June 30, 1996, a 9.0% increase. The increase was attributable primarily to the organization costs and expenses associated with the expansion of the Company's reclaiming operations, which were partially offset by expense reductions in each of the Company's other operating subsidiaries.
Notably, in the previous year the Company experienced expenses related to the relocation of its equipment operations from Michigan to Texas and expenses associated with its acquisition of FulCircle.

The Company generated net income during the nine month period ended June 30, 1997 of $2,781,626 as compared to net income of $1,629,036 during the nine month period ended
June 30, 1996, an increase of $1,152,590, or 70.8%.

Due to the Company's varied product mix and the seasonality of refrigerant revenues, the Company's results of operations for the nine month period ended June 30, 1997 may not necessarily be indicative of the Company's future operating results.

Liquidity and Capital Resources

The Company had working capital of approximately $15.8 million at June 30, 1997, as compared to working capital of approximately
$15.5 million at September 30, 1996. The Company has financed its working capital requirements primarily through operating cash flow and a $13.5 million working capital line of credit obtained from a bank (the "Credit Facility").

Net cash used by operating activities for the nine month periods ended June 30, 1997 and 1996 was $981,504 and $9,021,828, respectively. The net cash used in 1997 is primarily attributable to the increased level of the Company's accounts receivables and inventories, the latter of which are primarily associated with the purchase of CFC refrigerants. Net cash provided by financing activities was approximately $3.0 million for the nine month period ended June 30, 1997, primarily reflecting Credit Facility borrowings during the period. At June
30, 1997 the entire $13.5 million of the Credit Facility had been drawn upon.

The Company had cash and cash equivalents of $1,333,331 and $942,709 at June 30, 1997 and September 30, 1996, respectively.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that cash-flow from operations and its Credit Facility will not be sufficient to satisfy its contemplated cash requirements over the next twelve
(12) months. As a result, the Company is exploring various alternatives to raise capital, whether through debt or equity, and whether through public or private sources. In the event the Company is unable to raise additional capital, it will be unable to pursue all of its currently proposed plans.

The Company's current Credit Facility provides for advances bearing interest per annum at a combination of prime and/or 90% of the bank's prime rate and is secured by a pledge of substantially all the Company's assets. The Credit Facility was scheduled to expire on May 31, 1997 but has been extended until October 31, 1997. The Company anticipates that by October 31,
1997 the bank and the Company will have negotiated a new Credit Facility on similar terms as the previous year's
Credit Facility.

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

                               ENVIRONMENTAL TECHNOLOGIES CORP.

                           By: /s/ Richard G. Schmeling
                              --------------------------------
Date:  August 19, 1997             Richard G. Schmeling
                                   Vice President and Chief
                                   Financial Officer

