Form 10-K
period 1997-09-30
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1998-01-13
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

                  [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 1997

                  [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to _________.

                                        Commission File Number   0-20986

                                         ENVIRONMENTAL TECHNOLOGIES CORP.
                                (Name of Registrant as Specified in Its Charter)


            Delaware                                             22-3005943
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

         550 James Street
       Lakewood, New Jersey                                           08701
Address of Principal Executive Offices)                             (Zip Code)

                                           (732) 370-3400
                           (Issuer's Telephone Number, Including Area Code)

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

                                         Page 1 of 59 Pages

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant on January 9, 1998, computed by reference to the price at which the stock was sold on that date: $17,852,072.

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of January 9, 1998, was 4,989,719.


            Documents Incorporated by Reference:  None

                                         ENVIRONMENTAL TECHNOLOGIES CORP.
                                            ANNUAL REPORT ON FORM 10-K

                                                 Table of Contents

Item                                                                        Page

1.   Description of Business                                                  1

2.   Description of Property                                                 15

3.   Legal Proceedings                                                       16

4.   Submission of Matters to a Vote of Security
     Holders                                                                 16

5.   Market for Common Equity and Related
     Stockholder Matters                                                     17

6.   Selected Financial Data                                                 18

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     19

8.   Financial Statements                                                    26

9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                                  49

10.  Directors, Executive Officers, Promoters and
     Control Persons; Compliance with Section 16(a)
     of the Exchange Act                                                     50

11.  Executive Compensation                                                  51

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                          55

13.  Certain Relationships and Related Transactions                          56

14.  Exhibits and Reports on Form 8-K                                        56

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

     The following table sets forth information relating to the approximate dollar amounts (in thousands) and percentages of revenues derived from the Company's sales of refrigerants, equipment and ballast recycling services:


                                                     Years Ended September 30,
                                     1997                       1996                     1995
                                    -------                   --------                  -----

Refrigerants....                    $50,606  88%              $26,871  75%              $26,020  75%
Ballast Recycling                     4,491   8                 5,787  17                 6,013  17
Equipment.......                      2,353   4                 2,885   8                 2,645   8
                                    ------- ----               ------ ----               -------  --

                                    $57,450 100%              $34,543 100%              $34,678 100%
                                    ======= ====              ======= ====              ======= ====


                                                   REFRIGERANTS

Refrigerant Industry Background

     In recent years, increasing concern about damage to the earth's stratospheric ozone layer has resulted in significant legislation governing production and use of products containing Chlorofluorocarbons ("CFCs"). In 1987, the United States became a signatory to the Montreal Protocol on Substances that Deplete the Ozone Layer (the "Montreal Protocol"), as amended in 1992, which requires its signatories to reduce and ultimately eliminate production and consumption of certain ozone depleting substances, including R-12. The Montreal Protocol has been implemented in the United States through the Clean Air Act and the regulations promulgated thereunder by the EPA. Pursuant to the Clean Air Act, which was amended in 1990 in response to evidence linking the use of CFCs to damage to the earth's ozone layer, production of CFCs ceased at the end of 1995. The Clean Air Act also requires the recycling of refrigerants used in automobile air conditioning systems and recovery of refrigerants used in residential and commercial air conditioning and refrigeration systems.

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

     The Company, and other companies in the industry, no longer have ready access to sources of newly manufactured CFC refrigerants. The CFC replacement products are now readily available to the Company, and other companies in the industry. In anticipation of the cessation of a predictable manufactured supply of R-12, the primary source of the Company's historical sales and profitability, the Company has access to a supply of R-12 for sale in 1998. Beyond 1998 the Company's access to R-12 is much less certain. See "Production and Sources of Supply" below.

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

     The Company typically provides a one-year unlimited warranty on its equipment which it believes equals or exceeds the warranties offered by most of its competitors for comparable products. To date, warranty expense has been insignificant. The Company's line of equipment does not require installation. Each product is sold with a detailed instruction manual and the Company provides a toll-free (800) telephone number service during normal business hours to assist its customers and answer questions relating to the operation of its equipment. Servicing of the Company's recycling and recovery equipment, as required, is performed at the Company's Keller, Texas facility or by an authorized independent repair facility. The Keller facility, which currently runs on one daytime shift, is the Company's main site for component fabrication and product integration and assembly, as well as warranty servicing. See "Facilities."

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

Marketing and Sales

     The Company markets R-12 to wholesale distributors of automobile suppliers, throughout the United States who purchase R- 12 from the Company for resale to automobile repair shops, service stations and retail automotive supply stores.

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

     No single customer accounted for more than 10% of the Company's revenues during the years ended September 30, 1997, 1996 and 1995.

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

     The availability and price of virgin R-12 are influenced by several factors, principally among which are the limitations on commercial production and use imposed by the Clean Air Act. To the extent that suppliers of refrigerant have ceased production of R- 12, they have correspondingly reduced or stopped allocations to their customers. Consequently, the Company anticipates that its access to R-12 will continue to be reduced in the future. The price of R-12 has increased dramatically since the 1990 amendments to the Clean Air Act and the Company anticipates that the price of R-12 will continue to increase as the supply of R-12 continues to decrease. The Omnibus Act imposes an excise tax on CFC chemicals, including virgin R-12. The purchase of virgin R-12 is subject to taxation as a result of the Omnibus Act, including a tax on CFC chemicals held in the Company's inventory. Under the Omnibus Act, a tax of $.45 per pound was imposed for inventory on hand at January 1, 1996 and 1997 and is scheduled to be $.45 per pound for inventory on hand on January 1, 1998. The Company believes, based upon the strong demand for R-12 created by the Clean Air Act's limitations on production, that the increased cost of R-12 has not adversely affected sales of R-12 to date. There can be no assurance that increases in the Company's cost of R-12 and the corresponding increased price at which the Company must sell R-12 will not adversely affect the Company's ability to market this product in the foreseeable future. There can be no assurance, however, that sufficient quantities of R-12 will be available to the Company on commercially reasonable terms, or at all, or that sales of R-12 at increased price levels will offset anticipated declining revenues as a result of reduced supply.

     The Company produces its refrigerant recycling and recovery equipment by integrating and assembling components which it fabricates, certain components and sub-assemblies fabricated to the Company's specifications, and off-the-shelf components available from a variety of sources. In order to maintain quality control, Company employees test its products at several stages of production in order to ensure adherence to product specifications. The Company undertakes component fabrication and product integration and assembly in its Keller, Texas facility. See "Item 2 Description of Property."

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

     The Company typically seeks to fill customer orders for both refrigerants and refrigerant recycling and recovery equipment within ten days of receipt. Accordingly, at September 30, 1997, the Company had no material backlog for either product line. In order to fill orders within the foregoing time frame, the Company seeks to maintain a significant inventory of refrigerants, raw materials, components and subassemblies for production of refrigerant recycling and recovery equipment and finished goods. At September 30, 1997, the Company had a significant inventory of completed refrigerant recovery equipment which had not been sold in earlier periods. The Company had manufactured such inventory in anticipation of sales which did not occur in earlier periods, due in management's opinion, to lack of enforcement of Clean Air Act provisions. The Company anticipates that a significant portion of such inventory will be sold during fiscal 1998.

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

     While it is legal to dispose of ballasts under the appropriate circumstances in a sanitary landfill, the EPA encourages disposers of large quantities of PCB ballasts to treat them as if they were a regulated waste. The preamble to the May 31, 1979 PCB Final Rule in the Code of Federal Regulations (40 CFR Part 761) makes it clear that the intent of the Small Capacitor TSCA disposal rule is to allow the "random disposal" in landfills only by "household and other infrequent disposers". In the case of large quantities of small PCB capacitors by commercial and industrial activities, which "pose a somewhat larger environmental risk", the EPA strongly encourages the voluntary disposal of small PCB capacitors in chemical waste landfills or high-temperature incinerators.

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

     During the fiscal year ended September 30, 1995 the Company entered into a 50% joint venture with two unaffiliated individuals. The venture's name is Total Transformation, Ltd. ("TTL"). TTL is researching the applicability of using high temperatures with chemical catalysts to transform mixed or contaminated refrigerants (defined as a hazardous substance) into a useful by-product. Through September 30, 1997 the Company had invested approximately $183,000. TTL will require additional funding to complete its development phase. The Company has no commitment to continue funding the project beyond its current levels. There are no assurances that even if the additional funds are sufficient to allow completion of development that the technology will be commercially viable.

     During the fiscal year ended September 30, 1996, the Company entered into a second 50% joint venture with an unaffiliated company. The ventures's name is Liberty Technology International, Inc. ("LTI"). LTI utilized technology developed in Eastern Europe to construct a refrigeration separation plant which was completed in the year ended September 30, 1997. The purpose of the plant is to provide an alternative to total destruction of mixed refrigerants. The plant was completed in fiscal 1997 and began operating during that fiscal year. Through September 30, 1997 the Company has invested approximately $559,000.

         The Company's earnings from these joint ventures were not material to its consolidated results of operations.

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

Employees

     At September 30, 1997, the Company employed approximately 125 persons, including its executive officers. None of the Company's employees is subject to a collective bargaining agreement and the Company believes its employee relations are good.

ITEM 2.     DESCRIPTION OF PROPERTY.

     The Company occupies ten locations in the United States, all of which, with one exception, are leased from third parties. The following summarizes the location, square footage of the building or leased space, and use of each facility. The Company believes that these facilities are adequate for its existing and near-term future needs and that its facilities are adequate for its current and proximate future needs.


Location                            Square Footage                                 Use

Lakewood, NJ                                21,000                     Refrigerant packaging and
                                                                       distribution; executive
                                                                       and administrative offies.

Bronx, NY                                   13,500                     Ballast recycling; execu-
                                                                       tive and administrative offices.

Keller, TX                                  55,000                     Recycling and recovery
                                                                       equipment production and
                                                                       servicing.

Hurst, TX                                   26,000                     Refrigerant reclaiming

Houston, TX                                 14,170                     Refrigerant reclaiming

Bridgeview, IL                              15,000                     Refrigerant reclaiming

Livermore, CA                                8,700                     Refrigerant reclaiming

Garden Grove, CA                             1,500                     Refrigerant reclaiming

Orlando, FL                                  7,000                     Refrigerant reclaiming

Kapolei, HI                                  6,000                     Refrigerant reclaiming

Memphis, TN                                  1,500                     Office



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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                                      PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol "EVTC". The following table sets forth, for the period since October 1, 1995, the high and low prices for the Common Stock as reported by NASDAQ. The NASDAQ quotations represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                   Common Stock
                                   High     Low

Year Ended September 30, 1997

First Quarter.................... $ 8 7/8   6 5/8

Second Quarter...................   8 1/4   6 7/8

Third Quarter....................   9 7/8   7 1/8

Fourth Quarter...................  10 7/8   7 7/8

Year Ended September 30, 1996

First Quarter.................... $12-3/8   $8-1/2

Second Quarter...................  10        7-1/2

Third Quarter....................  10-7/8    6-5/8

Fourth Quarter...................  11-1/8    7-3/8


      As of September 30, 1997, there were 41 record holders of the Company's Common Stock. The Company believes that there are in excess of 1,000 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business.

ITEM 6     SELECTED FINANCIAL DATA

         Selected financial data is set forth below as of and for each of the five fiscal years ended September 30, 1997. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto included elsewhere in this Report.




                                         Years Ended September 30,
                                    1997     1996     1995      1994     1993
                      (In thousands, except per share data)
STATEMENT OF INCOME DATA:

Net Sales..................        $57,450   $34,543   $34,678  $24,727 $21,895
Cost of Sales..............         47,301    24,330    24,914   17,400  15,088
Selling, General and
 Administrative Expenses...          7,386     6,843     6,199    4,645   4,818
Operating Income...........          2,763     3,370     3,565    2,682   1,988
Interest Expense...........          1,000       414       297      208     157
Income before Income Tax
  Expense..................          1,782     3,006     3,321    2,536   1,765
Income Tax Expense.........            897     1,278     1,338    1,033     709
Net Income.................        $   885    $1,728    $1,983  $ 1,504  $1,056
Net Income Per Common and
Common Equivalent Shares("Primary")$ 0.18 0.34 $ 0.43 $ 0.37 $ 0.27 Weighted Average
 Number of Common
 Shares Outstanding                  5,040     5,151     4,863    4,014   3,971




                                                                         September 30,
BALANCE SHEET DATA:                              1997          1996        1995          1994         1993
                                                ------        ------      ------        ------       -----
(In thousands)
Working Capital....                            $14,519       $15,538     $15,489       $ 4,484      $ 6,146
Total Assets.......                             36,934        31,907      22,164        13,427       11,318
Total Debt.........                             13,500         9,498       1,267         1,920        2,329
Total Shareholders'
 Equity............                            $18,595        19,064     $17,600       $ 8,187      $ 6,594







ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     General

     The Company is engaged in the marketing and sale of refrigerants, refrigerant reclaiming services, refrigerant separation services, the manufacture and distribution of refrigerant recycling and recovery equipment and the recycling of hazardous waste materials from fluorescent light ballasts. The Company's line of refrigerants include dichlorofluoromethane ("R-12") and tetrafluoroethane ("R-134a"), marketed under the Company's "Arctic Air" label to distributors of automotive supplies for use by mechanics and technicians in servicing automotive air conditioning systems. The Company markets R-134a in spray cans under its customers' private labels for use in dusting moisture-sensitive equipment, including personal computer screens, cabinets, peripherals and photographic equipment. Through its wholly-owned subsidiary, Refrigerant Reclaim Services, Inc., ("RRSI")(d/b/a Full Circle, Inc.), the Company markets refrigerant reclaiming services as well as R-12, R-134a and a variety of other refrigerants primarily to large users of air conditioning and refrigeration chemicals. Through its wholly-owned subsidiary Envirogroup Services, Inc. (d/b/a Envirotech Systems) the Company has developed and commercialized a line of equipment designed to recycle and recover refrigerants contained in air conditioning and refrigeration systems. Through its wholly-owned subsidiary FulCircle Recyclers, Inc. (d/b/a Full Circle) the Company is in the business of extracting hazardous waste materials from fluorescent light ballasts and arranging environmentally accepted means of treatment and disposal. The Company contracts for these disposals with regulated PCB Disposal outlets. The Company provides services to public utilities, governmental agencies and commercial industrial organizations throughout the United States. Full Circle is subject to the rules and standards of several governmental agencies and commercial industrial organizations throughout the United States.

     The Company's fiscal year-end is September 30.

     The following discussion of results of operations for the fiscal years ended September 30, 1997, 1996 and 1995 should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Report. All of the Company's historical financial statements presented herein include the effects of acquiring FulCircle Recyclers, Inc. on December 31, 1995 accounted for as a pooling of interests and the purchase of the assets of Global Refrigerant Management, Inc. ("Global") in February 1995. As a result of the February 1995 purchase of Global, the Company's consolidated operating results for 1995 include seven months with the assets of Global. See Notes to Consolidated Financial Statements for details of the acquisitions.

     Year ended September 30, 1997 compared to year ended September 30,
1996

     Net sales for the year ended September 30, 1997 were $57,449,743, as compared to net sales of $34,542,675 for the year ended September 30, 1996, an increase of $22,907,068, or 66.3%. The increase in net sales was primarily attributed to a 95.6% increase in sales of refrigerant products, resulting from increased sales of R-134a and increased sales of reclaiming services. The increase in net sales was offset by a 18.5% decrease on sales of recycling and recovery equipment resulting from competitive forces and mild weather conditions which reduced demand for such products, and a 22.4% decrease of ballast recycling sales due to enhanced competition.

     Cost of sales for the year ended September 30, 1997 was $47,300,645, as compared to $24,330,064 for the year ended September 30, 1996, which resulted in a gross profit of $10,149,098 or 17.7% in 1997 as compared to a gross profit of $10,212,611 or 29.6% in 1996. The decrease in the gross profit percentage in fiscal 1997 related to the Company's efforts to increase its market share of refrigerant products, primarily R-134a and reclaiming services sales. Refrigerant product net sales represented approximately 88.1% of total net sales in 1997 compared to 74.9% of total net sales in 1996 with a corresponding 18.9% gross profit in 1997 compared to 21.0% in 1996. The gross profit further declined in 1997 as a result of decreased higher margin sales at the ballast recycling subsidiary and decreased sales in recycling and recovery equipment operations. Additionally, as a result of Management's decision at the end of the mild 1997 summer to reduce sales prices of its commercial refrigerant recovery equipment, during the fourth quarter of fiscal 1997, the Company recorded a charge of approximately $500,000 to write down the existing commercial refrigerant recovery equipment to its estimated net realizable value. Also during the fourth quarter of 1997, the Company recorded a charge of approximately $1,100,000 to write down both automotive and commercial recovery equipment raw materials inventories for obsolete and excess (slow moving) inventory as well as for inventory shrink.

     Selling, general and administrative expenses increased $543,482 or 7.9% to $7,386,341 in 1997 from $6,842,859 in 1996. The increase primarily relates to expanding the infrastructure of the refrigerant recycling business including sales offices and employees.

         Interest expense increased $595,554 from $413,554 in 1996 to $1,009,108 in 1997. The increase is a result of increased borrowing during the year used primarily to maintain the Company's supply of R- 12.

     During the year ended September 30, 1997, the Company's effective tax rate increased to 50.3% from 42.5% in 1996. The increase relates to and increase in state income taxes.

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

Liquidity and Capital Resources

         The Company had working capital of $14,518,736 at September 30, 1997 compared to $15,537,803 at September 30, 1996, a decrease of $1,019,067. The significant components of working capital changed during the year as follows:
Cash and cash equivalents increased $1,378,362 from $942,709 at September 30, 1996 to $2,321,071 at September 30, 1997; accounts receivable increased $1,167,011; inventory increased $1,825,056; notes payable increased $4,002,481; and accounts payable increased $1,562,185. Accounts receivable, inventory, notes payable and accounts payable increased as a result of increased sales in the refrigerant product businesses.

     The Company relies on its bank debt as a source of funds for operations. The Company has financed its working capital requirements through operating cash flow and a $13.5 million working capital revolving line of credit obtained from a bank (the "Credit Facility").

     The Credit Facility provides for advances bearing interest per annum based upon a percentage of the Bank's prime rate or at 1.75% over LIBOR and is secured by a pledge of substantially all the Company's assets. The Credit Facility expires on June 30, 1998. The Company expects to renew the Credit Facility with the Bank during June 1998.

     Net cash used in operating activities for the years ended September 30, 1997 and 1996 was $395,038 and $9,907,485, respectively. Net cash (used in) investing activities in 1997 of $(874,923) and in 1996 of $(1,177,446) primarily relates to capital expenditures during the year. The net cash provided by financing activities in 1997 of $2,648,323 primarily reflects the proceeds from the utilization of the Company's Credit Facility during the period offset by approximately $2,188,000 of funds used in 1997 for stock repurchases.

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


Year 2000

     During recent years, there has been significant global awareness raised regarding the potential disruption to business operations worldwide resulting from the inability of current technology to process properly the change from the year 1999 to 2000. Although, based on a review of its data processing, operating and other computer-based systems, the Company does not currently believe that it will experience any significant adverse effects or material unbudgeted costs resulting therefrom, the Company cannot provide any assurance in this regard, and any such costs or effect could materially and adversely effect the operations of the Company.

Recent Accounting Pronouncements

     In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued to establish standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires disclosure of the components of comprehensive income including among other things, foreign currency translation adjustments, minimum pension liability items and unrealized gains and losses on certain investments in debt and equity securities. The Company would be required to show components of comprehensive income in a financial statement displayed as prominently as the other required financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates adoption this Statement in fiscal 1999.

     In June 1997, SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", was issued to establish standards for public business enterprises reporting information regarding operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company anticipates adopting this Statement in fiscal 1999 which will result in certain additional disclosures to the current segment disclosure information.

Forward Looking Information

     This Annual Report on Form 10-K may contain forward-looking information about the Company. The following factors, and others, may cause the Company's actual results to differ from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include an unanticipated downturn in the demand for the Company's refrigerant products, the lack of demand for the Company's refrigerant recycling and recovery equipment, and any unforeseen inefficiencies at the Company's new manufacturing facility in Texas. Accordingly, there can be no assurances that any future results will be achieved.

ITEM 8.                               FINANCIAL STATEMENTS.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    Page

Independent Auditors' Reports                                       27-28

Consolidated Balance Sheets as of
 September 30, 1997 and 1996                                        29

Consolidated Statements of Income
 for each of the years ended September 30, 1997, 1996
 and 1995                                                           30

Consolidated  Statements  of  Stockholders'  Equity for
 each of the years  ended  September 30, 1997, 1996 and 1995        31

Consolidated  Statements of Cash Flows for each of the years
ended September 30, 1997, 1996 and 1995                             32

Notes to Consolidated Financial Statements                          33-47

__________________

Schedule II - Valuation and Qualifying Accounts                     48

                                           Independent Auditors' Report


The Board of Directors
Environmental Technologies Corp.:


We have audited the accompanying consolidated balance sheets of Environmental Technologies Corp. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of FulCircle Recyclers, Inc. as of and for the year ended September 30, 1995, acquired pursuant to a business combination as of December 31, 1995 and accounted for as a pooling of interests, which financial statements reflect total assets and net sales constituting 7% and 17%, respectively, of the related consolidated totals in 1995. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for FulCircle Recyclers, Inc. as of and for the year ended September 30, 1995, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Technologies Corp. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP

Short Hills, New Jersey
December 30, 1997

                                           Independent Auditors' Report


FulCircle Recyclers, Inc.:


     We have audited the balance sheet of FulCircle Recyclers, Inc. as of September 30, 1995 and the related statements of income, retained earnings, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FulCircle Recyclers, Inc. as of September 30, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The Company agreed to merge with Environmental Technologies Corp. in an acquisition accounted for using the pooling of interest method.




Yohalem Gillman & Company

New York, New York
December 30, 1995

                                         ENVIRONMENTAL TECHNOLOGIES CORP.
                                                 AND SUBSIDIARIES

                                            Consolidated Balance Sheets

                                            September 30, 1997 and 1996


                            Assets                                              1997              1996
                                                                                ----              ----

Current assets:
    Cash and cash equivalents                                                    $ 2,321,071          942,709
    Accounts receivable, less allowance for doubtful
       accounts of $317,430 in 1997 and $191,085
       in 1996                                                                     5,665,329        4,498,318
    Due from officer                                                                 100,000               -
    Inventories                                                                   24,430,301       22,605,245
    Prepaid expenses and other current assets                                        341,237          334,336
                                                                                  ----------       ----------
                  Total current assets                                            32,857,938       28,380,608

Property and equipment, net                                                        2,243,797        2,153,150
Goodwill, net                                                                        610,101          659,236
Other assets                                                                       1,222,520          713,733
                                                                                  ----------       ----------
                                                                                 $36,934,356       31,906,727
                                                                                  ==========       ==========

             Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable                                                                 13,500,000        9,497,519
    Accounts payable                                                               3,690,787        2,128,602
    Accrued liabilities                                                            1,148,415        1,216,684
                                                                                  ----------       ----------

                  Total current liabilities                                       18,339,202       12,842,805
                                                                                  ----------       -----------

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized
       1,000,000 shares; none issued or out-
       standing                                                                          -                 -
    Common stock, $.01 par value.  Authorized
       10,000,000 shares; issued 4,989,719
       shares in 1997 and 5,153,411 shares
       in 1996                                                                        49,897           51,534
    Additional paid-in capital                                                    11,396,532       12,749,053
    Retained earnings                                                              7,148,725        6,263,335
                                                                                  ----------       ----------
                  Total stockholders' equity                                      18,595,154       19,063,922

Commitments and contingencies                                                     ----------       ----------

                                                                                 $36,934,356       31,906,727
                                                                                  ==========       ==========


See accompanying notes to consolidated financial statements.




                                         ENVIRONMENTAL TECHNOLOGIES CORP.
                                                 AND SUBSIDIARIES

                                         Consolidated Statements of Income

                                   Years ended September 30, 1997, 1996 and 1995






                                                             1997                    1996          1995
                                                             ----                    ----          ----

Net sales                                                  $57,449,743               34,542,675    34,677,971
Cost of sales                                               47,300,645               24,330,064    24,914,443
                                                           -------------           -------------   ----------
                  Gross profit                              10,149,098               10,212,611     9,763,528

Selling, general and administrative
    expenses                                                 7,386,341                6,842,859     6,198,552
                                                           -------------            -------------   ----------
                  Operating income                           2,762,757                3,369,752     3,564,976

Interest expense                                             1,009,108                  413,554       296,534
Other income, net                                              (28,741)                 (50,009)      (52,212)
                                                           -------------            -------------    ------------
                  Income before income
                  tax expense                                1,782,390                3,006,207     3,320,654

Income tax expense                                             897,000                1,278,000     1,338,000
                                                           -------------            -------------    -------------

                  Net income                              $    885,390                1,728,207      1,982,654
                                                           =============            =============    ============

Net income per common and common equivalent shares:
       Primary                                               $     .18                      .34            .43
                                                                   ===                       ===           ===

       Fully diluted                                         $    .18                       .34            .42
                                                                   ===                       ===           ===


See accompanying notes to consolidated financial statements.



                                      ENVIRONMENTAL TECHNOLOGIES CORP.
                                            AND SUBSIDIARIES

                             Consolidated Statements of Stockholders' Equity

                               Years ended September 30, 1997, 1996 and 1995




                                                                                         Additional
                                                                     Common stock          paid-in      Retained
                                                                 Shares        Amount      capital      earnings      Total


Balance at September 30, 1994                                  4,013,942      $ 40,139    4,725,134    3,422,036      8,187,309
Issuance of common stock for Global
  Refrigerant Management, Inc.                                    58,089           581      499,419        -            500,000
Proceeds from exercise of warrants                             1,078,380        10,784    7,200,382        -          7,211,166
Distributions to shareholders                                       -              -       (70,566)     (619,923)      (690,489)
Contributions to capital                                            -              -       350,000         -            350,000
Adjustment to conform fiscal year of
 FulCircle Recyclers, Inc. and eliminate
 duplicative net income                                             -              -          -          (59,631)       (59,631)
Pro forma tax adjustment                                            -              -       119,265         -            119,265
Net income                                                          -              -          -        1,982,654      1,982,654
                                                              ----------        -------    -------     ----------     ----------
Balance at September 30, 1995                                  5,150,411        51,504  12,823,634     4,725,136     17,600,274

Distributions to shareholders                                       -              -          -         (190,008)      (190,008)
Pro forma tax adjustment                                            -              -       (34,000)        -            (34,000)
Proceeds from options exercised                                    3,000            30      17,970         -             18,000
Costs related to warrants                                           -              -       (58,551)        -            (58,551)
Net income                                                          -              -          -         1,728,207     1,728,207
                                                              ----------        -------    --------     ---------     ----------
Balance at September 30, 1996                                  5,153,411        51,534   12,749,053     6,263,335    19,063,922

Proceeds from options exercised                                   47,833           478      373,970        -            374,448
Proceeds from warrants exercised                                  61,500           615      458,760        -            459,375
Stock repurchase and retirement                                 (273,025)       (2,730)  (2,185,251)       -         (2,187,981)
Net income                                                          -               -         -           885,390       885,390
                                                              ----------        -------   ----------     ---------   -----------

Balance at September 30, 1997                                  4,989,719       $49,897   11,396,532     7,148,725    18,595,154
                                                              ==========        =======   =========     =========    ==========



See accompanying notes to consolidated financial statements.


                                        ENVIRONMENTAL TECHNOLOGIES CORP.
                                                AND SUBSIDIARIES

                                     Consolidated Statements of Cash Flows

                                 Years ended September 30, 1997, 1996 and 1995



                                                                                     1997               1996            1995
                                                                                     ----               ----            ----

Cash flows from operating activities:
    Net income                                                                       885,390           1,728,207         1,982,654
    Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
          Pro forma tax adjustment                                                      -              (34,000)          119,265
          Conform fiscal year of FulCircle Recyclers, Inc.
              and eliminate duplicate net income                                        -                   -            (59,631)
          Depreciation and amortization                                              848,414             706,096           400,569
          Provision for bad debt                                                     290,659             206,683           185,124
          (Gain) loss on sale of equipment                                           (15,003)              3,422                -
          (Increase) decrease in assets:
              Accounts receivable                                                 (1,557,670)            234,417        (1,444,943)
              Inventory                                                           (1,825,056)        (12,658,532)         (123,688)
              Prepaid expenses and other current assets                               (6,901)            438,750          (219,354)
              Other assets                                                          (508,787)           (580,376)          (35,476)
          Increase (decrease) in accounts payable and
              accrued liabilities                                                  1,493,916              47,848           (22,477)
                                                                                  -------------     ---------------    -------------

                  Net cash (used in) provided by
                     operating activities                                          (395,038)         (9,907,485)          782,043
                                                                                  -------------     ---------------    -------------

Cash flows from investing activities:
    Proceeds from sale of equipment                                                 52,485              70,215                -
    Capital expenditures                                                          (927,408)         (1,247,661)         (882,743)
    Acquisition of business                                                             -                   -         (1,925,000)
                                                                                  -------------     --------------     -------------

                  Net cash used in investing activities                           (874,923)         (1,177,446)       (2,807,743)
                                                                                  -------------     ---------------    -------------

Cash flows from financing activities:
    Principal payments on note payable - related party                                 -                  -            (252,144)
    Net proceeds (payments) on notes payable                                      4,002,481          8,997,519       (1,911,749)
    Principal payments on long-term debt                                               -              (766,669)        (239,164)
    Costs related to warrants                                                          -               (58,551)            -
    Distributions to stockholders                                                      -              (190,008)        (690,489)
    Proceeds from long-term debt                                                       -                 -            1,000,000
    Stock repurchase and retirement                                              (2,187,981)             -                 -
    Proceeds from exercise of warrants                                              459,375              -            7,211,166
    Proceeds from contributions to capital                                             -                 -              350,000
    Proceeds from options exercised                                                 374,448             18,000              -
                                                                                 -------------     ---------------    --------------

                  Net cash provided by financing
                     activities                                                   2,648,323          8,000,291        5,467,620
                                                                                 -------------     ---------------    --------------

                  Net increase (decrease) in cash and
                     cash equivalents                                             1,378,362         (3,084,640)       3,441,920

Cash and cash equivalents at beginning of year                                      942,709          4,027,349          585,429
                                                                                 -------------     ---------------    --------------

Cash and cash equivalents at end of year                                        $ 2,321,071            942,709        4,027,349
                                                                                 =============     ===============    ==============


See accompanying notes to consolidated financial statements.


                                         ENVIRONMENTAL TECHNOLOGIES CORP.
                                                 AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements

                                            September 30, 1997 and 1996



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

              Financial information attributable to the Company and FulCircle is set forth below:


                                                                   Environ-
                                                                    mental         FulCircle
                                                                 Technologies      Recyclers
                                                                     Corp.           Inc.            Combined

              Year ended September 30, 1995:
                 Net sales                                   $     28,665,227        6,012,744        34,677,971
                 Net income                                         1,776,187          206,467         1,982,654
                 Net income per common and
                    common equivalent shares:
                        Primary                                       .50               -               .43
                        Fully diluted                                 .49               -               .42
                                                                =============     ============    ==============


       (c)    Risks and Uncertainties

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and trade receivables. The Company considers such risk in placing its cash and cash equivalents in financial institutions and other instruments. Concentration of credit risk with respect to trade receivables is limited because of the large number of customers that make up the Company's customer base and their dispersion in various industries and across different geographies. The Company performs ongoing credit evaluations of its customers' financial condition. No single customer accounted for more than 10% of total net sales in 1997 and 1996.

     In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare the Company's consolidated financial statements. Actual results could differ from these estimates.

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

     The Company's sales are highly seasonal in nature, as industry-wide refrigerant and related equipment sales are related to weather temperatures, primarily in the warmer months. The Company's historical refrigerant sales have primarily come from the sale of R-12, a refrigerant that is a chlorofluorocarbon
(CFC). As of January 1, 1996, however, CFC-based refrigerants can no longer be manufactured under current regulations. CFC replacement products, such as R-134a, are now readily available to the Company. Notwithstanding the cessation of a predictable manufactured supply of R-12, management believes it will have access to an adequate supply of R-12 in fiscal 1998. However, beyond 1998 the Company's access to R-12 is much less certain. Management believes R-134a sales will offset, to a great extent, the decline of R-12 sales in future periods; however, it could be several years for a meaningful market for R-134a to develop.

     The Company has a significant supply of commercial refrigerant recovery equipment on hand at September 30, 1997. Management believes the demand for this equipment will increase in 1998 as customers in both the automotive and commercial sectors comply with the Clean Air Act and as the demand for R-12, R-12 replacement refrigerants and other refrigerants is expected to increase, thus heightening the economic usefulness of the equipment. Additionally, management believes that the imposition of additional Federal requirements, effective November 1995, for the automotive sector to recycle R-134a will also have a favorable impact on the sales of this equipment. However, the achievement of such anticipated sales cannot be assured. Further, the Company adjusted the carrying value of certain inventories to its estimated net realizable value in 1997 since a reduction in sales prices may be offered by the Company to increase sales (see note 3).

                                     ENVIRONMENTAL TECHNOLOGIES CORP.
                                             AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued





 (1), Continued

     The Company's ballast recycling subsidiary has obtained approval from the EPA as a qualified recycler of waste materials. In connection therewith, the Company entered into an agreement with the EPA to set aside in a Closure Trust Fund, beginning in 1994, approximately $112,500 (annually adjusted for inflation), which is payable over a three-year period in equal annual installments of $37,500. The purpose of this fund is to accumulate resources required to clean up the Company's recycling facility upon closure. As of September 30, 1997, the Company has fully funded this obligation. The Company does not expect any significant cleanup costs in connection with the closure of its facility.

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

(g) Marketable Equity Securities

     Included in prepaid expenses and other current assets at September 30, 1997 and 1996 are marketable equity securities of approximately $ 0 and $40,000, respectively. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during the year ended September 30, 1995. Under SFAS No. 115, the Company has classified its marketable equity securities as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. The effect of adopting SFAS No. 115 in fiscal 1995 was immaterial.

                                     ENVIRONMENTAL TECHNOLOGIES CORP.
                                             AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued





 (1), Continued

       (h)    Inventories

              Inventory is stated at the lower of cost or market, determined using the average cost and the first-in, first-out (FIFO) methods.

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

       (k)    Excise Tax

     The federal government imposed a $0.45 per pound excise tax on certain R-12 and other CFC-based refrigerants owned by entities holding them for resale as of January 1, 1997 and 1996. The Company paid excise tax on certain CFC refrigerant inventory on hand at January 1, 1997 and 1996 and accounted for this tax as an expense in the respective fiscal year. A $0.45 per pound excise tax will also be imposed on January 1, 1998 for certain R-12 owned at January 1, 1998 and this tax will be payable in June 1998.

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

   (m)    Income Per Share

              For 1997 and 1996, both primary and fully diluted net income per share is based upon the weighted average number of shares outstanding during the year (5,040,398 weighted average shares in 1997 and 5,150,911 weighted average shares in 1996).

     In February 1997 the Financial Accounting Standard Board issued SFAS No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share is replaced by a new measure call basic earnings per share which excludes common stock equivalents. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share is not expected to be material. The impact of the new statement would not be material to the Company's reported earnings per share as both primary and fully diluted net income per share in 1997 and 1996 is based upon the weighted average number of shares outstanding during the year.
     Net income per share in fiscal 1995 is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during the period (4,862,648 for primary and 4,878,633 for fully diluted after giving effect to 1,150,000 shares to be issued in connection with the acquisition of FulCircle, accounted for as a pooling of interests) in accordance with the modified treasury stock method through the date that outstanding options and warrants exceeded 20% of the Company's outstanding common stock, and in accordance with the treasury stock method thereafter. Under such approach, 496,396 and 512,381 incremental shares for the primary and fully diluted calculations, respectively, have been added to the weighted average number of shares outstanding (4,366,252), and interest expense has been reduced and investment income has been increased by an aggregate of approximately $92,000, net of tax ($83,000 for purposes of the fully diluted calculation).

       (n)    Fair Value of Financial Instruments

     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's borrowings approximates the fair value based on the current rates available to the Company for similar instruments.

     (o) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of October 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower

                                     ENVIRONMENTAL TECHNOLOGIES CORP.
                                             AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued





 (1), Continued

     of the carrying amount or fair value less the cost to sell. Adoption of this statement did not have an impact on the Company's financial position or results of operations as the Company previously followed the basic tenets of this statement.

       (p)    Stock-Based Compensation

     Effective as of October 1, 1996, the Company adopted SFAS No. 123, "Accounting For Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured at the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant plus 10%, no compensation expense is recorded. The Company, as required, has provided pro forma disclosures of compensation expense as determined under the provisions of SFAS No. 123.


 (2)     Acquisitions

     In February 1995, the Company acquired the assets of Global Refrigerant Management, Inc. for total consideration of $3,175,000. The consideration included cash of $1,925,000, notes of $750,000, and 58,089 shares of common stock valued at $500,000. The acquisition was accounted for using the purchase method of accounting. The excess of cost over the net assets acquired at the date of acquisition amounted to approximately $749,000. Accumulated amortization at September 30, 1997 and 1996 was approximately $139,000 and $90,000, respectively.

       The following unaudited pro forma financial information for 1995 gives effect to the 1995 acquisition as noted above as though such acquisition occurred on October 1, 1994, after giving effect to certain adjustments including amortization of goodwill, depreciation and adjusted interest expense. The following pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition occurred on October 1, 1994:


                                                         1995

                Net sales                           $  35,783,193
                Net income                              1,961,916
                Net income per share                      .42
                                                       =========

                                     ENVIRONMENTAL TECHNOLOGIES CORP.
                                             AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued





 (3)     Inventories

       Inventories at September 30, 1997 and 1996 consist of the following:


                                                     1997               1996
                                                     ----               ----

                Raw materials                  $ 9,566,779          12,527,735
                Work in process                    113,050               -
                Finished goods                  14,750,472          10,077,510
                                               -------------         ----------

                  Total inventories            $24,430,301          $2,605,245
                                               =============        ============


     Management believes that due to a number of circumstances (i.e., mild weather conditions, lack of enforcement of certain November 15, 1995 Clean Air Act provisions and certain production difficulties encountered in connection with a move of its facilities from Michigan to Texas) the Company did not meet sales expectations in recent years on its commercial refrigerant recovery equipment. However as a result of increased sales and marketing efforts in 1997, management expected that a substantial portion of its commercial refrigerant recovery equipment would be sold during 1997.

     During 1997, the Company did not sell all of its existing commercial refrigerant recovery equipment which, management believes was primarily due to mild summer weather conditions resulting in reduced demand for the equipment. The Company continues to believe that it will be able to sell substantially all of its existing commercial refrigerant recovery equipment; however, at the end of the mild summer of 1997, Management decided that it expects to reduce the selling price to a level below the previously existing carrying cost for these units. Consequently, during the fourth quarter of fiscal 1997, the Company recorded a charge of approximately $500,000 to write down the existing commercial refrigerant recovery equipment to its estimated net realizable value. Additionally, during the fourth quarter of fiscal 1997, the Company recorded a charge of approximately $1,100,000 to write down both automotive and commercial recovery equipment raw material inventories for obsolete and excess (slow moving) inventory as well as for inventory shrink.

     Through September 30, 1996, the Company carried certain raw material inventory at LIFO. The estimated replacement cost of inventories exceeded the LIFO inventory cost by $190,000 at September 30, 1995. During 1996, inventory layers of this raw material inventory were reduced and LIFO reserves were not required as of September 30, 1996. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales below the amount that would have resulted from liquidating inventory recorded at prices at September 30, 1996. The effect of this was an increase in net income of approximately $109,000 or $.02 per share in 1996.

                                     ENVIRONMENTAL TECHNOLOGIES CORP.
                                             AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued





 (4)     Property and Equipment

       Property and equipment at September 30, 1997 and 1996 is summarized as follows:


                                                                                                      Depreciable
                                                                       1997             1996             lives
                                                                       ----             ----             -----

       Machinery and equipment                                 $       3,522,110        2,929,650      2-7 years
       Office equipment                                                  948,732          745,588      2-5 years
       Vehicles                                                          176,942          164,810        5 years
       Leasehold improvements                                            254,404          206,688      2-5 years
                                                                  --------------    -------------      =========
                                                                       4,902,188        4,046,736

       Accumulated depreciation                                       (2,658,391)      (1,893,586)
                                                                  --------------    -------------

                                                               $       2,243,797        2,153,150

                                                                  ==============    =============

       Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term.


 (5)     Investments and Loans

     During the fiscal year ended September 30, 1995, the Company entered into a 50% joint venture with two unaffiliated individuals. The venture's name is Total Transformation, Ltd. (TTL). TTL is researching the applicability of transforming mixed or contaminated refrigerants (defined as a hazardous substance) into a useful by-product. At September 30, 1997 and 1996, the Company has advanced/invested approximately $183,000 and $152,000, respectively, in TTL, which is included in other assets in the accompanying consolidated balance sheets. TTL has had no significant operations through September 30, 1997.


     During the fiscal year ended September 30, 1996, the Company entered into a 50% joint venture with an unaffiliated company. The venture's name is Liberty Technology International, Inc. (LTI). LTI has constructed a refrigeration separation plant which provides an alternative to total destruction of mixed refrigerants. At September 30, 1997 and 1996, the Company has advanced/invested approximately $559,000 and $339,000, respectively, in LTI, which is included in other assets in the accompanying consolidated balance sheets. LTI's operations commenced in fiscal 1997.

       The Company's share of earnings or loss from the aforementioned ventures is not material to its consolidated financial position or results of operations.

       Due from officer at September 30, 1997 represents a non-interest bearing advance to an executive officer of the Company.

                                     ENVIRONMENTAL TECHNOLOGIES CORP.
                                             AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued





 (6)     Notes Payable

     At September 30, 1997 and 1996, notes payable consists of a secured line of credit in the aggregate amount of $13,500,000 with a bank. The balance outstanding at September 30, 1997 and 1996 was $13,500,000 and $9,497,519,
respectively, and bears interest at LIBOR plus 1.75% (7.75% and 7.25% at September 30, 1997 and 1996, respectively). Borrowings in excess of $10,000,000 bear interest at the bank's prime rate. The line is secured by eligible accounts receivable and inventory. The line of credit is due June 30, 1998.


 (7)     Cash Flows

       Cash paid during 1997, 1996 and 1995 for interest and income taxes is as follows:


                                        1997              1996            1995
                                        ----              ----            ----

                Interest      $       1,011,233         413,554          292,766
                Income taxes          1,045,584       1,285,000        1,406,119
                                     =============    ============     =========


       For significant noncash financing during 1995, the Company issued 58,089 shares of common stock valued at $500,000 and a note payable for $750,000 for a portion of the acquisition price for Global Refrigerant Management, Inc.


 (8)     Income Taxes

       The components of income tax expense for the years ended September 30, 1997, 1996 and 1995 are as follows:


                                      1997             1996            1995
                                      ----             ----            ----

                Current:
                   Federal         $500,000           937,500       1,033,000
                   State            426,000           386,500         326,500
                                   ----------    ------------     ------------

                                    926,000         1,324,000       1,359,500
                                   ----------    ------------     ------------

                Deferred:
                   Federal          (24,600)        (40,000)         (21,500)

                   State             (4,400)         (6,000)              -
                                   ----------    ------------     -----------

                                    (29,000)        (46,000)         (21,500)
                                   ----------    ------------     ------------

                              $     897,000       1,278,000        1,338,000
                                  ==========    ============     ============

                                     ENVIRONMENTAL TECHNOLOGIES CORP.
                                             AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued





 (8), Continued

       Income tax expense for the years ended September 30, 1997, 1996 and 1995 differed from the expected income tax expense (computed by applying the U.S. Federal income tax rate to income before income tax expense) as a result of the following:



                                              1997             1996            1995
                                              -----            ----             ----            ----

        Computed "expected" in-
           come tax expense             $     606,013       1,022,110        1,129,022
        State income taxes, net
           of Federal benefit                 278,256         251,130          212,612
        Other                                  12,731           4,760           (3,634)
                                            ----------    ------------     ------------

                                        $     897,000       1,278,000        1,338,000
                                            ==========    ============     ============

       The temporary differences which give rise to a significant portion of deferred tax assets and liabilities as of September 30, 1997 and 1996 are as follows:

                                                                                1997               1996

                Deferred tax assets:
                   Allowance for bad debts                                  $     126,972         76,434
                   Inventory                                                       24,000         24,000
                   Accruals                                                         8,000         36,000
                   Net operating loss carryforwards                                13,050         13,050
                   Plant and equipment                                              4,780             -
                   Other                                                            4,048          4,048
                                                                                ---------     ----------
                                 Gross deferred tax assets                        180,850        153,532


                   Valuation allowance                                                 -              -

                                 Net deferred tax assets                          180,850        153,532
                                                                                ---------     ----------

                Deferred tax liabilities:
                   Plant and equipment                                                 -           2,150
                   Other                                                           19,257         18,789

                                 Deferred tax liabilities                          19,257         20,939
                                                                                ---------     ----------

                                 Net deferred tax asset                     $     161,593        132,593
                                                                                =========     ==========

     A valuation allowance is provided when management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 1997 and 1996, management believes that no valuation allowance is required based on the Company's history of profitable operations.

                                     ENVIRONMENTAL TECHNOLOGIES CORP.
                                             AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued





 (8), Continued

       At September 30, 1997, the Company has federal net operating loss carryforwards of $38,000 which expire in 2007.


 (9)     Commitments and Contingencies

       The Company leases its New Jersey office and warehouse facilities on a month-to-month basis from its principal shareholder at an annual cost of $120,000 in 1997, 1996 and 1995.

       The Company leases other manufacturing and office facilities pursuant to operating leases expiring in 1997 through 2001.

       The following is a schedule of future minimum rental payments under operating leases:


                         1998               $       540,433
                         1999                       497,205
                         2000                       232,575
                         2001                        73,278
                         Thereafter                    -
                                                 -----------
                                Total       $     1,343,491
                                                 ============


       Total rental expense was $641,372, $620,830 and $450,265 for the years ended September 30, 1997, 1996 and 1995, respectively.

       During 1997 and 1996, consulting fees paid to related parties amounted to $0 and $50,000, respectively.

       The Company is self-insured for product liability in connection with the marketing and sale of its refrigerants. No material losses have occurred.


 (10)             Stock Option Plan

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

                                     ENVIRONMENTAL TECHNOLOGIES CORP.
                                             AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued





 (10), Continued

       Transactions relating to the Option Plans for the years ended September 30, 1997, 1996 and 1995 are summarized as follows:




                                                               1997                        1996                       1995
                                                      ------------------------        ------------------         -----------------

                                                                     Weighted                    Weighted                   Weighted
                                                                      average                     average                    average
                                                                      exercise                    exercise                  exercise
                                                       Shares          price           Shares      price          Shares      price

Outstanding at beginning of year
                                                       370,000    $   7.90            256,000    $7.40            237,000    $  6.55
Granted ...........................................     76,000        7.63            159,000     9.13            86,000        9.26
Exercised .........................................    (47,833)       7.83             (3,000)    6.00               --          --
Forfeited .........................................    (81,667)       9.25            (42,000)    9.40           (67,000)       6.76
                                                      --------       -----            --------    -----          --------      -----

Outstanding at end of year
                                                       316,500    $   7.56            370,000    $7.90           256,000    $   7.40
                                                      ========        ====            =======    =====           ========      =====

Options exercisable at year end ...................    204,668    $   7.35            209,670    $7.11           161,250    $   6.91
                                                      ========       =====            ========   =====           ========      =====

Weighted average fair value of
 options granted during the year ..................              $   1.70                        $2.20
                                                                     ======                      =====



     The fair value of each stock option granted during 1997 and 1996 is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: expected life of
5.0 years; expected volatility of 17% in 1997, 20% in 1996 and 23% in 1995; expected dividend yield of 0%; and risk-free interest rate of 6.22% in 1997, 6.17% in 1996 and 6.39% in 1995.


                                        Options outstanding               Options exercisable
                                           at September 30, 1997             at September 30, 1997
                                      -------------------------------   --------------------------

                                       Weighted
 Range                                  average               Weighted                                Weighted
  of                Number             remaining              average            Number               average
exercise             out-             contractual             exercise         exercisable            exercise
 price             standing               life                 price                                   price

$5.25-$ 7.00        146,000            .83 years           $    6.39             146,000            $   6.39
$7.63-$11.88        170,500           5.39 years                8.56              58,668                9.75
                   ---------          ------------            -------            --------               -----
                    316,500           3.29 years           $    7.56             204,668            $   7.35
                   ==========         ============            ========           ========              ======



                                     ENVIRONMENTAL TECHNOLOGIES CORP.
                                             AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued





(10), Continued

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans and stock purchase plans in its consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been changed to the pro forma amounts as of September 30, 1997 and 1996 indicated below (in thousands of dollars, except per share amounts):
                                                                1997       1996

          Net income:
             As reported                                    $     885      1,728
             Pro forma                                            820      1,718
          Primary earnings per share:
             As reported                                         .18       .34
             Pro forma                                           .16       .33
             Fully diluted earnings per share:
             As reported                                         .18       .34
             Pro forma                                           .16       .33
                                                                 ===       ===


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply for awards prior to 1996.
 (11)             Stockholders' Equity

     In December 1992, a public sale was made of 800,000 shares of common stock at $6.00 per share and 920,000 redeemable warrants at $.10 per share to purchase 920,000 shares of common stock at $6.90 per share. The warrants expire on December 16, 1997. In fiscal 1995, the Company received $7,211,166 of net proceeds from the exercise of warrants. Certain costs directly related to the exercise of the warrants of approximately $59,000 were charged to additional paid-in capital in fiscal 1996. In fiscal 1997, the Company received $459,238 of net proceeds from the exercise of warrants. At September 30, 1997, warrants to purchase approximately 180,000 shares of common stock were outstanding at exercise prices ranging from $7.13 to $8.88.

                                     ENVIRONMENTAL TECHNOLOGIES CORP.
                                             AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued





(12)     Industry Segments


                                      Refrigerant   Equipment products  Ballast        Elimi-      Consoli-
                                      product                           recycling      nations     dated

Year ended September 30, 1997:
Net sales                        $    50,605,971    2,352,789           4,490,983      -           57,449,743
                                      ==========    =========           =========     =======      ==========

   Operating income (loss)       $     5,989,790   (3,641,994)            414,961      -            2,762,757
                                      ==========    ==========          =========     =======      ==========

   Net income (loss)             $     2,897,504   (2,193,915)            181,801      -              885,390
                                      ===========   ==========          =========     =======      ==========

   Identifiable assets at
   September 30, 1997            $    37,674,658    7,908,464           1,485,291   (10,134,057)   36,934,356
                                      ==========    ==========          =========     =======      ==========

Year ended September 30, 1996:
   Net sales                          25,870,777    2,885,295           5,786,603      -           34,542,675
                                      ==========    ==========          =========     ========     ==========

   Operating income (loss)       $     4,267,622   (1,366,779)            468,909      -            3,369,752
                                      ==========    ==========          =========     ========     ==========

   Net income (loss)             $     2,271,716     (820,079)            276,570      -            1,728,207
                                      ===========   ==========          =========     ========     ==========

   Identifiable assets at
   September 30, 1996            $    30,200,647    8,239,184           1,669,827    (8,202,931)   31,906,727
                                      ===========   =========           =========    ===========   ==========
Year ended September 30, 1995:
   Net sales                          26,020,530    2,644,697           6,012,744          -       34,677,971
                                      ===========   =========           =========    ===========   ==========

   Operating income (loss)       $     3,683,625     (464,241)            345,592          -        3,564,976
                                      ============  ==========          =========    ===========   ==========

   Net income (loss)             $     2,130,809     (354,622)            206,467          -        1,982,654
============                          ============  ==========          =========    ===========   ==========

   Identifiable assets at
   September 30, 1995            $    19,437,628    7,628,106           1,602,847    (6,504,200)   22,164,381
                                      ============  =========           =========    ===========   ==========

     The Company operates in the refrigerant and the fluorescent light ballast recycling industries and reports segment information for its product lines, which are the sale of refrigerants and refrigerant reclaiming services, the sale of refrigerant recovery and recycling equipment and the ballast recycling business. Operating income (loss) is net sales less cost of sales and selling, general and administrative expenses. In computing operating income, none of the following was included: income taxes, interest expense and other nonoperating items.

                                     ENVIRONMENTAL TECHNOLOGIES CORP.
                                             AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued





(12), Continued

       Depreciation and amortization for the refrigerant, equipment and ballast recycling segments was $657,287, $60,087 and $131,040, respectively, in 1997, $578,992, $40,026 and $87,078, respectively, in 1996, and $278,893, $23,876 and
$97,800, respectively, in 1995.

     Capital outlay for the refrigerant, equipment and ballast recycling segments was $804,046, $51,684 and $71,678, respectively in 1997, $944,624,
$141,071 and $161,966, respectively, in 1996, and $727,446, $3,305 and $151,992, respectively, in 1995.

                                                      Schedule II
                                          ENVIRONMENTAL TECHNOLOGIES CORP.
                                                  AND SUBSIDIARIES

                                         Valuation and Qualifying Accounts

                                   Years ended September 30, 1997, 1996 and 1995





                                                                         Additions         Other
                                                                          charged        additions
                                                           Beginning        to              or          Ending
               Description                                  balance       expense      (deductions)     balance

Allowance for doubtful accounts:
    1997                                               $      191,085       290,659       (164,314)      317,430
    1996                                                      106,400       206,683       (121,998)      191,085
    1995                                                       61,500       185,124       (140,224)      106,400
                                                           ==========    ==========    ===========     =========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the accountants in the years ended September 30, 1997, 1996 and 1995.

                                                     PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


         The directors and executive officers of the Company as of September 30 were:

Name                                Age            Position

George Cannan, Sr                   54      Chairman and Director

Jim Burns                           47      President and Director

Caroline Costante                   35      Secretary and Director

John Stefiuk                        46      Director



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

     Jim Burns has been President of EMC since April 1996 and President and a Director of the Company since February 1997. Prior to that he owned and operated a manufacturers' representative firm.

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

Information Concerning Board

     The Board of Directors did not meet during the 1997 fiscal year and acted once by unanimous consent.

     The Board of Directors has an Audit Committee and a Compensation Committee, both consisting of George Cannan, Sr., and John Stefiuk. The Audit Committee is responsible for reviewing the Company's audited financial statements, meeting with the Company's independent accountants to review the Company's internal controls and financial management practices and examining all agreements or other transactions between the Company and its directors and officers (other than those compensation functions assigned to the Compensation Committee) to determine whether such agreements or transactions are fair to the Company's shareholders.

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

     To the best knowledge of the Company, all filing requirements applicable to its executive officers, directors, and greater than 10% beneficial owners were complied with.


ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth, for the fiscal years ended September 30, 1997, 1996 and 1995, cash and certain other compensation paid or accrued by the Company for the Chairman and Chief Executive Officer ("CEO")(collectively, the "Named Officers"). No other executive officer had a salary and bonus in excess of $100,000 during such years:


                                                     Annual Compensation

                                                                                             Other Annual     Long-Term
                                                                                             Compensation     Compensation
Name and Principal Position         Year    Salary($)         Bonus($)              $        Options          Awards
---------------------------         -----   ----------        ---------         --------     -------          ------

George Cannan, Sr.
      Chairman/CEO                  1997     $200,000                  0           (1)            -                -
      Chairman                      1996     $200,000                  0           (1)            -                -
      Chairman/CEO                  1995     $200,000                  0           (1)            -                -

B. Brinkerhoff McCagg
      CEO                           1996     $125,000                  0           (1)            -                -

Jim Burns
      President                     1997     $110,000                  0           (1)            -                -



(1) Represents less than 10% of the Executive's compensation.

Stock Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning the grant of stock options during the year ended September 30, 1997 to the Named Officers. No stock appreciation rights were awarded, either alone or in tandem with the stock options, during the year ended September 30, 1997.

                                     Option Grants in Last Fiscal Year

                                                                                             Potential
                                                                                             Realizable
                                                                                             Value at
                                                                                             Assumed
                                                                                             Annual
                       Number of        % of Total                                           Rates of
                       Securities       Options                                              Stock Price
                       Underlying       Granted           Exercise                           Appreciation
                       Options          To Employees      Price            Expiration        For Option
Name                   Granted          In FY 1997        ($/Share)        Date              Term
---------------------------------       ------------------------------------------------------------------
                                                                                             (5%)    (10%)
                                                                                                 (000)
Jim Burns              26,000              34%             $7.63            3/31/03          $ 67    $153
                       25,000              33               7.63            3/31/04            78      181
                       25,000              33               7.63            3/31/05            91      218
                                          ---                                                 ----     ----
                                          100%                                               $236     $552
                                          ----                                                ----     ----


Option Exercises During, and Stock Options Held at End of Fiscal 1997

     The following table indicates the total number and value of exercisable stock options held by the Named Officers as of September 30, 1997. No options were exercised by the Named Officers in the fiscal year ended September 30, 1997:


                                                                                    Value of Unexercised
                                        Number of Unexercised                       In-the-Money Options
                                        Options at Fiscal Year End                  at Fiscal Year End (1)
                                        --------------------------         -------------------------------

Name                                    Exercisable       Unexercisable    Exercisable       Unexercisable

George Cannan, Sr.                         90,000                     0      $171,000                 0
Jim Burns                                   8,000                92,000         6,960          $ 80,040
Caroline Costante                          20,000                     0        50,000                 0
John Stefiuk                               10,000                     0         4,150                 0



 (1) Based on the last sale price for the Company's Common Stock on September 30, 1997 (the last day the Common Stock traded in the 1997 fiscal year) of $8.50 per share, as reported by NASDAQ.

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

     As of the date of this Report, options to purchase an aggregate of 240,500 shares of Common Stock are outstanding under the 1992 Plan, and to purchase 76,000 shares of Common Stock are outstanding options under the 1996 Plan.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

     The following table sets forth, as of December 31, 1997, the name and number of shares of Common Stock held by each person known to the Company to own beneficially more than five percent (5%) of the Company's Common Stock and the number of shares owned by each director and executive officer of the Company and all directors and executive officers as a group. Each of the following has an address c/o Environmental Technologies Corp., 550 James Street, Lakewood, New Jersey 08701. All shares are owned directly by the named person.

                                        Number of
Name                                    Shares Owned      Percent of Class(1)

George Cannan, Sr.                      1,809,793(2)              35.6%

Jim Burns                                 100,000(3)               2.0%

Caroline Costante                          93,261(4)               1.9%

John Stefiuk                               10,000(5)               0.2%

Hartland Advisors                         600,000                 12.0%

---------
All Directors and Officers as
  a Group (4 persons)                   2,013,054(6)              38.6%
-----------------------

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this Report have been exercised.

(2) Includes 90,000 shares of Common Stock issuable upon the exercise of stock options which are presently exercisable.

(3) Consists of 100,000 shares of Common Stock issuable upon the exercise of stock options which are presently exercisable.

(4) Includes of 20,000 shares of Common Stock issuable upon the exercise of stock options which are presently exercisable.

(5) Consists of 10,000 shares of Common Stock issuable upon the exercise of stock options which are presently exercisable.

(6) Includes 90,000, 100,000, 20,000 and 10,000 shares of Common Stock issuable to George Cannan, Sr., Jim Burns, Caroline Costante and John Stefiuk, respectively, upon the exercise of stock options which are presently exercisable.


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


ITEM 14.               EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit            Description

       3.1             Amended and Restated Certificate of Incorporation*
       3.2             By-Laws*
       4.1             Form of Underwriter's Warrant*
       4.2 Form of Warrant Agency Agreement together with attached form of Redeemable
                       Common Stock Purchase Warrant*
      10.1             1992 Stock Option Plan*
      10.2             1996 Stock Option Plan**
      21.1             Subsidiaries of Registrant
      23.1             Consent of KPMG Peat Marwick LLP

*  Filed as an Exhibit to the Company's Registration Statement on
   Form S-1 (File No. 33-53496) and incorporated herein by reference.

** Filed as an Exhibit to the Company's Proxy Statement dated June 27, 1996 and incorporated herein by reference.

                                                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lakewood, State of New Jersey on the 12th day of January, 1998.

                                                ENVIRONMENTAL TECHNOLOGIES CORP.


                                                 BY:    /s/George Cannan, Sr.
                                                    GEORGE CANNAN, SR., Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated:

Signature                                                 Title                              Date


/s/George Cannan, Sr.                                     Chairman                           January 12, 1998
GEORGE CANNAN, SR.                                        and Director
                                                          Chief Financial Officer
                                                          Principal Financial
                                                          and Accounting Officer
                                                          Principal Executive
                                                          Officer


/s/Jim Burns                                              President and                      January 12, 1998
JIM BURNS                                                 Director


/s/Caroline Costante                                      Secretary and                      January 12, 1998
CAROLINE COSTANTE                                         Director


/s/John Stefiuk                                           Director                           January 12, 1998
JOHN STEFIUK




Exhibit 21.1  Subsidiaries of Registrant

     Effective December 31, 1997 the subsidiaries of the Company were:

Environmental Materials Corp.
Envirogroup Services, Inc.
Refrigerant Reclaim Services, Inc.
FulCircle Recyclers, Inc.
E.M.C. Export Co., Inc.

                                            Exhibit 23.1
                                           Independent Auditors' Consent


The Board of Directors
Environmental Technologies Corp.:


We consent to incorporation by reference in the Registration Statements (No. 33-86494, No. 333-8487 and No. 333-8355) on Forms SB-2, S-3 and S-8,
respectively, of Environmental Technologies Corp. of our report, dated December 30, 1997, relating to the consolidated balance sheets of Environmental Technologies Corp. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows and financial statement schedule for each of the years in the three-year period ended September 30, 1997, which report appears in the September 30, 1997 annual report on Form 10-K of Environmental Technologies Corp.

Our report indicates that we did not audit the financial statements of FulCircle Recyclers, Inc. as of and for the year ended September 30, 1995, acquired pursuant to a business combination as of December 31, 1995 and accounted for as a pooling of interests, which financial statements reflect total assets and net sales constituting 7% and 17% , respectively, of the related consolidated totals in 1995. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for FulCircle Recyclers, Inc. as of and for the year ended September 30, 1995, is based solely on the report of the other auditors.




KPMG Peat Marwick LLP

Short Hills, New Jersey
January 12, 1998