Form 10-Q
period 1997-12-31
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1998-02-17
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                           Form 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended December 31, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From  ________ to ________.

                  Commission File Number 0-20986


                           ENVIRONMENTAL TECHNOLOGIES CORP.
                 --------------------------------------------------
                 (Exact name of issuer as specified in its charter)


        Delaware                                          22-305943
---------------------------------                     ------------------------
(State or other Jurisdiction                            (I.R.S. Employer
of incorporation or Organization)                      Identification No.)

550 James Street
Lakewood, New Jersey                                       08701
---------------------------------                      ------------------------
(Address of Principal Executive                          (Zip Code)
Offices)

                                  (732) 370-3400
                             --------------------------
                             (Issuer's Telephone Number,
                              Including Area Code)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. XX Yes No




     The number of shares outstanding of the registrant's common stock is 4,989,719 (as of February 12, 1997).

                                    Page 1 of 12 pages.
                                 There are no exhibits.

                    ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
                      ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

      ASSETS
                                                    December 31,   September 30,
                                                   -------------   -------------

                                                       1997            1997
                                                    ------------   -------------
Current Assets:
  Cash and cash equivalents                        $ 1,297,566      $ 2,321,071
  Accounts receivable, net .................         5,007,841         5,665,329
  Inventories ..............................        25,268,650        24,430,301
  Other current assets .....................           450,358           441,237
                                                    ----------        ----------
         Total current assets ..............        32,024,415        32,857,938

Property and equipment .....................         2,135,285         2,243,797

Goodwill, net ..............................           597,817           610,101
Other Assets ...............................         1,033,774         1,222,520

         Total assets ......................       $35,791,291       $36,934,356
                                                   -----------       -----------
                                                   -----------       -----------



      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable ..............................      $13,520,280      $13,500,000
  Accounts payable ...........................        3,849,381        3,690,787
  Accrued liabilities ........................          360,388        1,148,415
                                                     ----------       ----------
         Total current liabilities ...........       17,730,049       18,339,202


Stockholders' Equity
  Common stock ...............................           49,897           49,897
  Paid-in-capital ............................       11,396,532       11,396,532
Retained earnings ............................        6,614,813        7,148,725
                                                     ----------       ----------
         Total stockholders' equity ..........       18,061,242       18,595,154
                                                     ----------       ----------

         Total liabilities and
           stockholders' equity                     $35,791,291      $36,934,356
                                                     ----------       ----------
                                                     ----------       ----------



              See Accompanying Notes to Consolidated Financial Statements.

                      ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                          FOR THE THREE MONTHS ENDED DECEMBER 31, 1997

                                        1997          1996
                                     ---------     ----------

Net sales ......................   $ 6,326,418    $11,366,114
Cost of sales ..................     4,957,632      9,001,225
                                     ---------     ----------

     Gross profit ..............     1,368,786      2,364,889

Selling, general and
   administrative expenses .....     2,020,618      1,685,063
                                     ---------      ---------


     Operating income (loss) ...      (651,832)       679,826


Interest expense ...............       251,873        211,386

Other income, net ..............        14,293         14,779
                                     ---------       --------

Income (Loss) before income tax
     expense ...................      (889,412)       483,219


Income tax expense .............      (355,500)       193,000
                                     ----------      ---------


     Net (loss) income .........    $ (533,912)     $ 290,219
                                     ----------      --------
                                     ----------      --------



Net income (loss) per common
and common equivalent shares:
Primary ........................    $     (.11)     $     .06
                                     ----------      --------
                                     ----------      --------

Fully Diluted ..................    $     (.11)     $     .06
                                     ----------      --------
                                     ----------      --------




See Accompanying Notes to Consolidated Financial Statements.

               ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                       THREE MONTHS ENDED DECEMBER 31, 1997
                                       ------------------------------------

                                                1997          1996
                                             ----------     ----------
Cash Flows From Operating
 Activities
 Net (loss) income ......................   $ (533,912)     $  290,219
  Adjustments to reconcile net
  (loss) income to net cash
  (used in) provided by operating
  activities:
      Depreciation and amortization .....       208,982        183,865
       (Increase) decrease in assets:
        Accounts receivable .............       657,488     (5,199,353)
        Inventory .......................      (838,349)    (1,355,532)
        Other current assets ............        (9,121)       (13,819)
        Other assets ....................       188,746        (28,176)
      Increase (Decrease) in liabilities:
        Accounts payable and accrued
          liabilities ...................      (629,433)     1,143,628
                                            ------------    -----------

          Net cash used in
            operating activities ........      (955,599)    (4,979,168)

Cash Flows From Investing Activities
  Capital expenditures ..................       (88,186)      (232,031)

Cash Flows From Financing Activities
  Proceeds from short-term debt, net
    of repayments .......................        20,280      4,761,811


        Net cash provided by
           financing activities .........        20,280      4,761,811
                                             -----------    ----------

Net (decrease) in cash and
  cash equivalents ......................    (1,023,505)      (499,388)

Cash and cash equivalents - Beginning ...     2,321,071        942,709
  of period
                                             -----------     ----------

Cash and cash equivalents - End of
  period ................................   $ 1,297,566    $   493,321
                                             -----------      ---------
                                             -----------      ---------



See Accompanying Notes to Consolidated Financial Statements.

               ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Environmental Technologies Corp. and subsidiaries (the "Company") is primarily engaged in the marketing and sale of refrigerants (including dichlorofluoromethane (R-12) and tetrafluoroethane (R- 134a)), refrigerant reclaiming services; the separation of mixed refrigerants; the manufacture and distribution of refrigerant recycling and recovery equipment for automotive and commercial use; and the recycling of fluorescent light fixture ballasts and lamps.

     Consolidation - The consolidated financial statements include the financial statements of Environmental Technologies Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial information furnished herein has not been audited by independent accountants; however in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three month period ended December 31, 1997 and December 31, 1996, respectively, have been made. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - EARNINGS PER SHARE

     Net income per share in the first quarter of fiscal 1998 is computed on the basis of the weighted average number of common shares outstanding in the period (4,989,719). The effect of dilutive options and warrants is immaterial.

     Net income per share in the first quarter of fiscal 1997 is computed on the basis of the weighted average number of common shares outstanding in the period (5,153,411). The effect of dilutive options and warrants is immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -------------------------------------------------------------------

Results of Operations

General

     The Company is primarily engaged in the marketing and sale of refrigerants, refrigerant reclaiming services, mixed refrigerant separation, the manufacture of refrigerant recovery and recycling equipment and the recycling of hazardous waste materials from fluorescent light ballasts. The Company's line of refrigerants include dichlorofluoromethane (R-12) and tetrafluoroethane (R-
134a), marketed under the Company's "Arctic Air" label to distributors of automotive supplies for use by mechanics and technicians in servicing automotive air conditioning systems. The Company markets R-134a in aerosol spray cans under its customers' private labels for use in dusting moisture-sensitive equipment. Through its wholly-owned subsidiary Refrigerant Reclaim Services, Inc. (d/b/a Full Circle, Inc.), the Company offers refrigerant reclaiming services and markets R-12, R-22, R-134a and a variety of other refrigerants primarily to large users of air conditioning and refrigeration chemicals. Through a 50% owned joint venture, Liberty Technology International, Inc. ("LTI"), the Company separates mixed refrigerants. Through its wholly-owned subsidiary Envirogroup Services, Inc. (d/b/a Envirotech Systems) the Company has developed and commercialized a line of equipment designed to recycle and recover refrigerants contained in air conditioning and refrigeration systems. Through its wholly-owned subsidiary FulCircle Recyclers, Inc. ("FulCircle") (d/b/a Fulcircle Ballast Recyclers) the Company is in the business of extracting hazardous waste materials from fluorescent light ballasts and arranging environmentally accepted means of treatment and disposal. The Company contracts for these disposals with regulated PCB disposal outlets. The Company provides services to public utilities, governmental agencies and commercial industrial organizations throughout the United States. FulCircle is subject to the rules and standards of several governmental regulatory agencies.

     The Company's fiscal year-end is September 30.

     The following discussion of results of operations for the three-month period ended December 31, 1997 and 1996 should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report. All of the Company's historical financial statements presented herein include the effects of acquiring FulCircle Recyclers, Inc. in a pooling of interests and the purchase of the assets of Global Refrigerant Management, Inc.

     Three Months Ended December 31, 1997 As Compared To The Three Months Ended December 31, 1996

     Revenues for the three-month period ended December 31, 1997 were approximately $6.3 million, as compared to revenues of approximately $11.4 million for the three-month period ended December 31, 1996, an decrease of approximately $5.1 million, or 45%. The decrease in revenues was primarily attributable to the unseasonably strong demand and high price of R-12 refrigerants in the three month period ended December 31, 1996, which enabled the Company to sell large quantities of R-12 in a period when demand and prices are traditionally very low. The Company anticipates that pricing and demand for R-12 and other CFC refrigerants to follow historical seasonality trends and increase significantly during the three month period ended March 31, 1998. As of January 1, 1996 all of the CFC refrigerant products sold by the Company are no longer produced in the United States.

     Sales of refrigerant R-12 continue to provide a significant portion of the Company's revenues although its relative percentage is declining. The decline in R-12 sales is primarily attributed to the significant increase in the demand for R-134a, the replacement for R-12, and the Company's increasing emphasis on refrigerant reclaiming and commercial refrigerant sales. The Company's ability to maintain its current level of R-12 sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of R-12 refrigerant and historically has purchased from a number of manufacturers and suppliers. The Company also expects that because of the phaseout of R-12 and CFC refrigerant production, that its refrigerant reclaiming and seperation activities will continue to serve as an important source of R-12 as well as other CFC refrigerants.

     The costs of sales for the three month period ended December 31, 1997 were approximately $5.0 million, as compared to $9.0 million for the three-month period ended December 31, 1996, a decrease of approximately $9.0 million, or 44%. This decrease is the result of decrease refrigerant sales activity and a change in product mix for the period. The cost of R-12 has increased significantly since the 1990 amendment to the Clean Air Act and the ceasing of R-12 production in 1995. The Company anticipates that the cost of R-12 will continue to increase due to scheduled annual excise tax increases of 45 cents per pound and the limited supply of R-12. In anticipation of increasing costs of R-12, the Company will seek to obtain and maintain an inventory of R-12 at a commercially prudent level. In addition, the Company has enhanced its access to low cost R-12 through reclaiming and separating activities.

     Selling and administrative expenses increased to $2.0 million for the three-month period ended December 31, 1997 from $1.7 million for the three-month period ended December 31, 1996, or 18%. This increase is primarily related to an increase in sales, marketing and distribution expenses related to Full Circle, Inc. during the current period. Full Circle, Inc. significantly expanded its sales force and distribution base and is well positioned to increase its market share in several key markets across the United States.

     Due to the Company's changeable product mix and seasonality of revenues, the Company's results of operations for the three-month period ended December 31, 1997 may not necessarily be indicative of the Company's future operating results.

Liquidity and Capital Resources

     The Company had working capital of approximately $14.3 million at December 31, 1997, as compared to working capital of approximately $14.5 million at September 30, 1997. The Company has financed its working capital requirements primarily through operating cash flow and a $15.5 million working capital revolving line of credit obtained from a bank (the "Credit Facility").

     Net cash used by operating activities for the three month periods ended December 31, 1997 and 1996 was $955,599 and $4,979,168, respectively. The net cash used in 1997 was primarily attributable to increases in inventory and the usage in 1996 was primarily attributable to the increase in the Company's accounts receivable and inventory balances, which are primarily associated with the purchase of refrigerants. Net cash provided by financing activities was $20,280 and $4,761,811 for the three month periods ended December 31, 1997 and 1996, respectively, primarily reflecting increased short-term borrowings under the Company's credit facilities. At December 31, 1997 the Company had $13.5 million of short-term borrowings under the Credit Facility.

     The Company had cash and cash equivalents of $1,297,566 and $2,321,071 at December 31, 1997 and September 30, 1997, respectively.

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

     The Credit Facility provides for advances bearing interest per annum based upon a percentage of the Bank's prime rate or at 2% over the London Interbank Borrowing Rate ("LIBOR") and is secured by a pledge of substantially all the Company's assets. The Credit Facility expires on August 1, 1998. The Company is currently working with the Bank to put in place a long term financing arrangement and anticipates having such arrangement in place by August 1, 1998.

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

                           PART II - OTHER INFORMATION



Item 1.           Legal Proceedings
                  -----------------

                           Not applicable.

Item 2.           Changes in Securities
                  ---------------------

                           Not applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                           Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                           Not applicable.

Item 5.           Other Information
                  -----------------

                           Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                           (a)      Exhibits - None.

                           (b) Reports on Form 8-K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENVIRONMENTAL TECHNOLOGIES CORP.


Date:  February 12, 1998              By: /s/ George Cannan, Sr.
                                          -------------------------------
                                          George Cannan, Sr.
                                          Chief Executive Officer