Form 10-Q
period 1998-03-31
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1998-05-20
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 1998.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the Transition
Period From ________ to ________.

Commission File Number 0-20986

                        ENVIRONMENTAL TECHNOLOGIES CORP.
               (Exact name of issuer as specified in its charter)


                     Delaware                              22-305943
--------------------------------------------      -----------------------------
           (State or other Jurisdiction               (I.R.S. Employer
        of incorporation or Organization)             Identification No.)

                 550 James Street
               Lakewood, New Jersey                         08701
---------------------------------------------     ------------------------------
     (Address of Principal Executive Offices)             (Zip Code)


                                   (732)370-3400
             ---------------------------------------------------------
                             (Issuer's Telephone Number,
                                Including Area Code)




     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. XX Yes No


     The number of shares outstanding of the registrant's common stock is 4,989,719(as of May 14, 1998). There are no exhibits.

               ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
                                                      March 31,       September 30,
                                                        1998              1997
                                                     -----------      ------------
Current Assets:
  Cash and cash equivalents ..................      $ 1,918,584      $ 2,321,071
  Accounts receivable, net ...................        7,311,150        5,665,329
  Inventories ................................       24,204,199       24,430,301
  Other current assets .......................          376,406          441,237
                                                     ----------      -----------
                                                                     -----------
         Total current assets ................       33,810,339       32,857,938
                                                                     -----------

Property and equipment .......................        2,053,655        2,243,797

Goodwill, net ................................          585,533          610,101
Other Assets .................................        1,232,185        1,222,520
                                                      ---------      -----------

         Total assets ........................      $37,681,712      $36,934,356
                                                    -----------      -----------
                                                    -----------      -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable ..............................      $14,692,280      $13,500,000
  Accounts payable ...........................        4,679,659        3,690,787
  Accrued liabilities ........................          985,242        1,148,415
                                                     ----------      -----------
         Total current liabilities ...........       20,357,181       18,339,202


Stockholders' Equity
  Common stock ...............................           49,867           49,897
  Paid-in-capital ............................       11,396,562       11,396,532
Retained earnings ............................        5,878,102        7,148,725
                                                     ----------       ----------
         Total stockholders' equity ..........       17,324,531       18,595,154
                                                     ----------       ----------

         Total liabilities and
           stockholders' equity ..............       37,681,712      $36,934,356
                                                    -----------      -----------
                                                    -----------      -----------



          See Accompanying Notes to Consolidated Financial Statements.

                ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                            ENDED MARCH 31,                ENDED MARCH 31,

                                                         1998            1997           1998            1997
                                                     -------------    -----------    ------------    ------------

Net sales .........................................   $  8,716,827    $ 18,704,433   $ 15,043,245    $ 30,070,547
Cost of sales .....................................     _7,261,133      15,228,403     12,218,765      24,229,628
                                                      ------------    ------------   ------------    ------------

Gross profit ......................................      1,455,694       3,476,030      2,824,480       5,840,919

Selling, general and
 administrative expenses ..........................      2,517,466       1,816,972      4,538,084       3,502,035

Operating income ..................................     (1,061,772)      1,659,058     (1,713,604)      2,338,884

Interest expense ..................................        260,942         230,008        512,815         441,394
Investment income .................................         89,059           5,489         97,553           5,489
Other income, net .................................          1,395          20,742         _7,194          35,521
                                                      ------------    ------------   ------------    ------------

Income before income tax
  expense .........................................     (1,232,260)      1,455,281     (2,121,672)      1,938,500

Income tax expense ................................       (495,549)        579,281       (851,049)        772,000
                                                      ------------    ------------   ------------    ------------

Net income ........................................   $   (736,711)   $    876,000   $ (1,270,623)   $  1,166,500
                                                      ============    ============   ============    ============

Net income per common and common equivalent shares:

Basic .............................................   $       (.15)   $        .17   $       (.25)   $        .23
                                                      ============    ============   ============    ============

Fully diluted .....................................   $       (.15)   $        .17   $       (.25)   $        .23
                                                      ============    ============   ============    ============







          See Accompanying Notes to Consolidated Financial Statements.

                ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED MARCH 31,

                                                                                     1998           1997
Cash Flows From Operating
 Activities
 Net (loss) income ........................................................   $(1,270,623)   $ 1,166,500
  Adjustments to reconcile net
  (loss) income to net cash
  (used in) provided by operating
  activities:
      Depreciation and amortization .......................................       418,443        401,462
      Provision for bad debt ..............................................        (8,715)
      Gain on sale equipment ..............................................                       (2,982)
       (Increase) decrease in assets:
        Accounts receivable ...............................................    (1,535,748)    (2,774,208)
        Inventory .........................................................       226,102     (7,932,408)
        Other current assets ..............................................       (36,527)       (72,410)
        Other assets ......................................................        (9,665)      (134,902)
      Increase (Decrease) in liabilities:
        Accounts payable and accrued
          liabilities .....................................................       825,699      5,861,953
                                                                                ---------    -----------

          Net cash used in
            operating activities ..........................................    (1,391,034)    (3,486,995)

Cash Flows From Investing Activities
  Capital expenditures ....................................................      (203,733)    (1,240,228)

Cash Flows From Financing Activities
  Proceeds from short-term debt, net
    of repayments .........................................................     1,192,280      4,073,610
  Proceeds from long-term debt ............................................                      252,121
                                                                                               ---------

          Net cash provided by
            financing activities ..........................................     1,192,280      4,325,731

Net (decrease) in cash and
  cash equivalents ........................................................      (402,487)      (401,492)

Cash and cash equivalents - Beginning .....................................     2,321,071        942,709
  of period                                                                     ----------      --------


Cash and cash equivalents - End of
  period ..................................................................    $ 1,918,584   $   541,217
                                                                                 ---------   -----------
                                                                                 ---------   -----------


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

The financial information furnished herein has not been audited by independent accountants; however in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company for the three and six month periods ended March 31, 1998 and March 31, 1997, respectively, have been made. The results of operations for the six month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 3 - EARNINGS PER SHARE

Net income per share for the first six months and for the second quarter of fiscal 1998 is computed on the basis of the weighted average number of common shares outstanding in the period 4,989,719. The effect of dilutive options and warrants is immaterial.

Net income per share in the first six months and for the second quarter of fiscal 1997 is computed on the basis of the weighted average number of common shares outstanding in the period 5,153,411. The effect of dilutive options and warrants is immaterial.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

The Company is primarily engaged in the marketing and sale of refrigerants, refrigerant reclaiming services, mixed refrigerant separation, the manufacture of refrigerant recovery and recycling equipment, and the recycling of hazardous waste materials from fluorescent light ballasts. The Company's line of refrigerants include dichlorofluoromethane (R-12) and tetrafluoroethane (R-134a), marketed under the Company's "Arctic Air" label to distributors of automotive supplies for use by mechanics and technicians in servicing automotive air conditioning systems. The Company markets R-134a in aerosol spray cans under its customers' private labels for use in dusting moisture-sensitive equipment. Through its wholly-owned subsidiary Refrigerant Reclaim Services, Inc. (d/b/a Full Circle, Inc.), the Company offers refrigerant reclaiming services and markets R-12, R-22, R-134a and a variety of other refrigerants primarily to large users of air conditioning and refrigeration chemicals. Through a 50% owned joint venture, Liberty Technology International, Inc. ("LTI"), the Company separates mixed refrigerants. Through its wholly-owned subsidiary Envirogroup Services, Inc. (d/b/a Envirotech Systems) the Company has developed and commercialized a line of equipment designed to recycle and recover refrigerants contained in air conditioning and refrigeration systems. Through its wholly owned subsidiary FulCircle Recyclers, Inc. ("FulCircle") (d/b/a Fulcircle Ballast Recyclers) the Company is in the business of extracting hazardous waste materials from fluorescent light ballasts and arranging environmentally accepted means of treatment and disposal. The Company contracts for these disposals with regulated PCB disposal outlets. The Company provides services to public utilities, governmental agencies and commercial industrial organizations throughout the United States. FulCircle is subject to the rules and standards of several governmental regulatory agencies.

         The Company's fiscal year-end is September 30.

         The following discussion of results of operations for the three-month and six-month periods ended March 31, 1998 and 1997 should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report. All of the Company's historical financial statements presented herein include the effects of acquiring FulCircle Recyclers, Inc. in a pooling of interests and the purchase of the assets of Global Refrigerant Management, Inc.

         Three months ended March 31, 1998 as compared to the three months ended March 31, 1997

         Revenues for the three-month period ended March 31, 1998 were approximately $8.7 million, as compared to revenues of approximately $18.7 million for the three-month period ended March 31, 1997, a decrease of approximately $10.0 million, or 53%. The decrease in revenues was primarily attributable to the weak demand for refrigerant R-12 and other CFC refrigerants during the three month period ended March 31, 1998. The weak demand and resulting low prices during the period are attributed to customer inventory carry over from last years mild summer. The large quantities of inventory carried over from last year delayed or eliminated significant preseason purchases that have historically been placed in February and March. The Company anticipates that pricing and demand for R-12 and other CFC refrigerants to increase significantly and exceed historical seasonality trends during the three month period ended June 30, 1998. As of January 1, 1996 all of the CFC refrigerant products sold by the Company are no longer produced in the United States.

         Sales of refrigerant R-12 continue to provide a significant portion of the Company's revenues although its relative percentage is declining. The decline in R-12 sales is primarily attributed to the significant increase in the demand for R-134a, the replacement for R-12, and the Company's increasing emphasis on refrigerant reclaiming and commercial refrigerant sales. The
Company's ability to maintain its current level of R-12 sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of R-12 refrigerant and historically has purchased from a number of manufacturers and suppliers. The Company's refrigerant reclaiming and separation activities will continue to serve as an important source of R-12, as well as other CFC refrigerants.

         The costs of sales for the three month period ended March 31, 1998 were approximately $7.3 million, as compared to $15.2 million for the three-month period ended March 31, 1997, a decrease of approximately $7.9 million, or 52%. This decrease is the result of decrease refrigerant sales activity. The cost of R-12 has increased significantly since the 1990 amendment to the Clean Air Act and the ceasing of R-12 production in 1995. The Company anticipates that the cost of R-12 will continue to increase due to scheduled annual excise tax increases of 45 cents per pound and the limited supply of R-12. In anticipation of increasing costs of R-12, the Company will seek to obtain and maintain an inventory of R-12 at a commercially prudent level. In addition, the Company has enhanced its access to low cost R-12 through reclaiming and separating activities.

         Selling and administrative expenses increased to $2.5 million for the three-month period ended March 31, 1998 from $1.8 million for the three-month period ended March 31, 1997, or 39%. This increase in the period is primarily related to an increase in sales, marketing and distribution expenses related to Full Circle, Inc., the Company's refrigerant reclaiming Subsidiary. Full Circle, Inc. significantly expanded its sales force and distribution base and is well positioned to increase its market share in several key markets across the United States.
                  Due to the Company's changeable product mix and seasonality of revenues, the Company's results of operations for the three-month period ended March 31, 1998 may not necessarily be indicative of the Company's future operating results.


              Six months ended March 31, 1998 as compared to the six months ended March 31, 1997

         Revenues for the six-month period ended March 31, 1998 were approximately $15.0 million as compared to revenues of approximately $30.1 million for the six month period ended March 31, 1997, a decrease of approximately $15.1 million, or 50%. The decrease in revenue was primarily attributable to an decrease in refrigerant repackaging and refrigerant reclaiming revenues. Since the cessation of production of CFC chemicals at December 31, 1995, the Company has sought to broaden its revenue base and to increasingly emphasize R-134a and other non-CFC refrigerants. In addition to the company's continued efforts in the refrigerant recovery, recycling equipment and ballast recycling industries, the Company completed and has begun operating LTI, the nation's largest mixed refrigerant processing facility, during the period ended March 31, 1997. In its first year of operation, LTI contributed
significant   earnings   and  was  a  major  source  of  both  CFC  and  non-CFC
refrigerants.

         The costs of sales for the six-month period ended March 31, 1998 were approximately 12.2 million, as compared to approximately 24.2 million for the six-month period ended March 31, 1997, an increase of 12.0 million or approximately 50%. The decrease is primarily attributable to decreased refrigerant sales during the period.

         Selling and administrative expenses increased to 4.5 million for the six-moth period ended March 31, 1998 from $3.5 million for the period ended March 31, 1997, a 29% increase. The increase was attributable primarily to the organizational costs and expenses associated with the expansion of the Company's reclaiming operations.

         The Company generated a net loss during the six-month period ended March 31, 1998 of 1.3 million as compared to a net income of $1.2 million during the six-month period ended March 31, 1997.

         Due to the Company's varied product mix and the seasonality of refrigerant revenues, the Company" results may not be necessarily indicative of the Company's future operating results.


         Liquidity and Capital Resources

                  The Company had working capital of approximately $13.5 million at March 31, 1998, as compared to working capital of approximately $14.5 million at September 30, 1997. The Company has financed its working capital requirements primarily through operating cash flow and a $15 million working capital revolving line of credit obtained from a bank (the "Credit Facility").

                  Net cash used by operating activities for the six month periods ended March 31, 1998 and 1997 was 1.4 million and 3.5 million, respectively. The net cash used in 1998 was primarily attributable to increases in account receivable and the usage in 1997 was primarily attributable to the increase in the Company's accounts receivable and refrigerant inventory balances. Net cash provided by financing activities was 1.2 million and 4.1 million for the six month periods ended March 31, 1998 and 1997, respectively. Credit Facility borrowings during the period primarily accounted for cash provided by financing activities. At March 31, 1998, the Company had $14.5 million of short-term borrowings under the Credit Facility

               The Company had cash and cash equivalents of 1.9 million and $541,217 at March 31, 1998 and March 31, 1997, respectively.

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

                  The Company maintains inventories of various refrigerants, including R-12, R-22 and R-134a, in packaged and bulk form. Inasmuch as these refrigerants are classified as hazardous substances, prescribed handling, storage and transportation regulations are required. The Company believes that it is in compliance with all material federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits required for the operation of its business.



         PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                                          Not applicable.

Item 2.           Changes in Securities

                           Not applicable.

Item 3.           Defaults Upon Senior Securities

                           Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                           Not applicable.

Item 5.           Other Information

         On May 14, 1998, the Company announced that it had signed a letter of intent to merge its refrigerant recovery equipment business with Refrigerant Systems Technologies, Inc. of Garrett, Indiana. The Company will have a minority interest in the new entity and will account for its investment in the new entity as an equity investment.



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


                                                ENVIRONMENTAL TECHNOLOGIES CORP.


Date: May 19, 1998                           By: /s/ George Cannan, Sr.
                                                 -------------------------------
                                                 George Cannan, Sr.
                                                 Chief Executive Officer

                                            By: /s/ David A. Keener
                                                --------------------------------
                                                David A. Keener
                                                Chief Financial Officer