Form 10-Q
period 1998-06-30
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1998-08-19
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 1998.

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OFTHE SECURITIES
              EXCHANGE ACT OF 1934 For the Transition Period From ________ to
              ________.

              Commission File Number 0-20986


                         ENVIRONMENTAL TECHNOLOGIES CORP.
                (Exact name of issuer as specified in its charter)


Delaware                                       22-3005943
(State or other Jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or Organization)

550 James Street Lakewood, New Jersey                 08701
(Address of Principal Executive Offices)             (Zip Code)

         (732)370-3400
         (Issuer's Telephone Number, Including Area Code)



          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     XX Yes      No




          The number of shares outstanding of the registrant's common stock is 4,989,719 (as of August 14, 1998).


                               Page 1 of 14 pages.
                              There are no exhibits.

               ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
         ASSETS
                                       June 30,           September 30,

                                          1998                 1997

Current Assets:
  Cash and cash equivalents            $ 3,235,644        $ 2,321,071
  Accounts receivable, net              10,044,359          5,665,329
  Inventories                           18,244,668         24,430,301
  Other current assets                     314,228            441,237
         Total current assets           31,838,899         32,857,938

Property and equipment                   2,017,306          2,243,797

Goodwill, net                              573,249            610,101
Other Assets                             1,276,113          1,222,520

         Total assets                  $35,705,567___     $36,934,356


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                        $13,942,280        $13,500,000
  Accounts payable                       4,436,321          3,690,787
  Accrued liabilities                      754,390          1,148,415
         Total current liabilities      19,132,991         18,339,202

Stockholders' Equity
  Common stock                              49,867             49,897
  Paid-in-capital                       11,396,562         11,396,532
Retained earnings                        5,126,147          7,148,725
         Total stockholders' equity     16,572,576         18,595,154

         Total liabilities and
           stockholders' equity         35,705,567        $36,934,356


          See Accompanying Notes to Consolidated Financial Statements.

              ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                          FOR THE THREE MONTHS       FOR THE NINE MONTHS
                           ENDED JUNE 30,                ENDED JUNE 30,

                        1998            1997           1998            1997___

Net sales           $ 15,779,539   $ 17,248,692  $  30,822,784   $  47,319,239
Cost of sales         14,561,473     12,347,491     26,780,238      36,577,119

Gross profit           1,218,066      4,901,201      4,042,546      10,742,120

Selling, general and
  administrative expenses
                       2,193,817      1,990,082      6,731,901       5,492,117

Operating income        (975,751)     2,911,119     (2,689,355)      5,250,003

Interest expense         305,426        276,774        818,241         718,168
Investment income         30,252         30,771        127,805          36,260
Other income, net            905         22,010         _8,099          57,531

Income before income tax
  expense             (1,250,020)     2,687,126     (3,371,692)      4,625,626

Income tax expense      (498,065)     1,072,000     (1,349,114)      1,844,000

Net income          $   (751,955)   $ 1,615,126   $ (2,022,578)   $  2,781,626

Net income per common and common
  equivalent shares:

Basic                $      (.15)    $       .33   $      (.41)   $        .55

Fully diluted        $      (.15)    $       .33   $      (.41)   $        .55



See Accompanying Notes to Consolidated Financial Statements.

                 ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                             NINE MONTHS ENDED JUNE 30,
                             --------------------------

                                                                1998                       1997
                                                             ---------------------------------------

Cash Flows From Operating
 Activities
 Net (loss) income                                           $(2,022,578)              $ 2,781,626
  Adjustments to reconcile net
  (loss) income to net cash
  (used in) provided by operating
  activities:
         Depreciation and amortization                           584,701                   589,045
      Provision for bad debt                                      (8,715)
      Gain on sale equipment                                                               (13,423)
       (Increase) decrease in assets:
        Accounts receivable                                   (4,379,030)               (6,007,470)
        Inventory                                              6,185,633                (4,300,398)
        Other current assets                                     127,009                  (246,344)
        Other assets                                             (53,593)                  108,323
      Increase (Decrease) in liabilities:
        Accounts payable and accrued
          liabilities                                            351,509                 6,107,137
                                                              -------------------------------------
          Net cash used in
            operating activities                                 784,936                  (981,504)

Cash Flows From Investing Activities
  Capital expenditures                                          (312,643)               (1,586,631)

Cash Flows From Financing Activities
  Proceeds from short-term debt, net
    of repayments                                                442,280                 4,644,761
  Proceeds from long-term debt                                                             252,121
    Proceeds from exercise of warrants                                                     174,375
    Proceeds for exercise of options                                                        47,500
    Retirement of stock                                                                 (2,160,000)
                                                              -------------------------------------

          Net cash provided by
            financing activities                                 442,280                 2,958,757

Net (decrease) in cash and
  cash equivalents                                               914,573                   390,622

Cash and cash equivalents - Beginning                          2,321,071                   942,709
  of period                                                   -------------------------------------

Cash and cash equivalents - End of
  period                                                      $3,235,644                $1,333,331
                                                              -------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

               ENVIRONMENTAL TECHNOLOGIES CORP. AND SUBSIDIARIES


                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Environmental Technologies Corp. and subsidiaries (the "Company") is primarily engaged in the marketing and sale of refrigerants (including dichlorofluoromethane (R-12) and tetrafluoroethane (R-134a), refrigerant reclaiming services; the separation of mixed refrigerants; the manufacture and distribution of refrigerant recycling and recovery equipment for automotive and commercial use; and the recycling of fluorescent light fixture ballasts and lamps.

     Consolidation - The consolidated financial statements include the financial statements of Environmental Technologies Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial information furnished herein has not been audited by independent accountants; however in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company for the three and nine month periods ended June 30, 1998 and June 30, 1997, respectively, have been made. The results of operations for the nine month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - EARNINGS PER SHARE

     Net income per share for the first nine months of fiscal 1998 is computed on the basis of the weighted average number of common shares outstanding in the period 4,989,719. The effect of dilutive options and warrants is immaterial.

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

     The Company's fiscal year-end is September 30.

     The following discussion of results of operations for the three-month and nine-month periods ended June 30, 1998 and 1997 should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report. All of the Company's historical financial
statements   presented  herein  include  the  effects  of  acquiring   FulCircle
Recyclers, Inc. in a pooling of interests and the purchase of the assets of Global Refrigerant Management, Inc.







     Three months ended June 30, 1998 as compared to the three months ended June 30, 1997

     Revenues for the three-month period ended June 30, 1998 were approximately $15.8 million, as compared to revenues of approximately $17.2 million for the three-month period ended June 30, 1997, a decrease of approximately $1.4 million, or 9%. The decrease in revenues was primarily attributable to the weak demand and pricing for refrigerant R-12 during the three month period ended June 30, 1998. The weak demand coupled with the fact that several large automotive original equipment manufactures were selling large quantities of refrigerant R-12 into the market resulted in weak pricing through out the period ending June 30, 1998.

     Sales of refrigerant R-12 continue to provide a significant portion of the Company's revenues although its relative percentage is declining. The decline in R-12 sales is primarily attributed to the significant increase in the demand for R-134a, the replacement for R-12, and the Company's increasing emphasis on refrigerant reclaiming and commercial refrigerant sales. The Company's ability to maintain its current level of R-12 sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of R-12 or 134a refrigerant and historically has purchased from a number of manufacturers and suppliers. The Company's refrigerant reclaiming and separation activities will continue to serve as an important source of R-12, as well as other CFC refrigerants.

     The costs of sales for the three month period ended June 30, 1998 were approximately $14.6 million, as compared to $12.3 million for the three-month period ended June 30, 1997, a increase of approximately $2.3 million, or 19%. This increase is primarily attributed to the increase in refrigerant 134a sales which historically have had a lower gross margin than R-12 sales and the fact that the company sold large quantities of R-12 below cost during the period. The Company was forced to sell R-12 below cost to meet market pricing set by the automotive original equipment manufactures. The Company has greatly enhanced its access to low cost R-12 through its reclaiming and separating activities.

     Selling and administrative expenses increased to $2.2 million for the three-month period ended June 30, 1998 from $1.9 million for the three-month period ended June 30, 1997, an increase of approximately $0.3 million, or 16%. This increase in the period is primarily related to an increase in sales, marketing and distribution expenses related to Full Circle, Inc., the Company's refrigerant reclaiming Subsidiary. Full Circle, Inc. significantly expanded its sales force and distribution base to increase its market share in several key markets across the United States. Management believes that the desired market share in most key markets has been achieved and significant steps subsequent to June 30, 1998 have been take to reduce sales and distribution expenses at Full Circle, Inc. The effect of these cost reductions will be reflected in the period ending September 30, 1998. Due to the Company's changeable product mix and seasonality of revenues, the Company's results of operations for the three-month period ended June 30, 1998 may not necessarily be indicative of the Company's future operating results.


     Nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997

     Revenues for the nine-month period ended June 30, 1998 were approximately $30.8 million as compared to revenues of approximately $47.3 million for the nine month period ended June 30, 1997, a decrease of approximately $16.5 million, or 35%. The decrease in revenue was primarily attributable to an decrease in refrigerant R-12 revenue and refrigerant reclaiming revenues. The weak demand for R-12 was a result of below average temperatures through out the United States and the shift to refrigerant 134a, the alternative for R-12. The weak demand coupled with the fact that several large automotive original equipment manufactures were selling large quantities of refrigerant R-12 into the market resulted in weak pricing through out the nine month period ending June 30,1998.

     Since the cessation of production of CFC chemicals at December 31, 1995, the Company has sought to broaden its revenue base and to increasingly emphasize R-134a and other non-CFC refrigerants. In addition to the company's continued efforts in the refrigerant recovery, recycling equipment and ballast recycling industries, the Company completed and has begun operating LTI, the nation's largest mixed refrigerant processing facility, during the period ended June 30, 1997. In its first year of operation, LTI contributed significant earnings and was a major source of both CFC and non-CFC refrigerants.

     The costs of sales for the nine-month period ended June 30, 1998 were approximately $26.8 million, as compared to approximately $36.6 million for the nine-month period ended June 30, 1997, an decrease of $9.8 million, or approximately 27%. The decrease is primarily attributable to decreased refrigerant sales during the period.

     Selling and administrative expenses increased to $6.7 million for the nine-month period ended June 30, 1998 from $5.5 million for the period ended June 30, 1997, a 22% increase. The increase was attributable primarily to the organizational costs and expenses associated with the expansion of the Company's reclaiming operations. The Company has taken steps subsequent to June 30, to reduce sales and distribution costs associated with the Company's reclaiming operations that will be reflected in the period ending September 30, 1998.

     The Company generated a net loss during the nine-month period ended June 30, 1998 of $2.0 million as compared to a net income of $2.8 million during the nine-month period ended June 30, 1997.

     Due to the Company's varied product mix and the seasonality of refrigerant revenues, the Company's results may not be necessarily indicative of the Company's future operating results.

Liquidity and Capital Resources

     The Company had working capital of approximately $12.7 million at June 30, 1998, as compared to working capital of approximately $14.5 million at September 30, 1997. The Company has financed its working capital requirements primarily through operating cash flow and a $15 million working capital revolving line of credit obtained from a bank (the "Credit Facility").

     Net cash used by operating activities for the nine month periods ended June 30, 1998 and 1997 was $0.8 million and ($1.0) million, respectively. The net cash provided in 1998 was primarily attributable to the reduction in inventory and the usage in 1997 was primarily attributable to the increase in the Company's accounts receivable and refrigerant inventory balances. Net cash provided by financing activities was $0.4 million and $4.6 million for the nine month periods ended June 30, 1998 and 1997, respectively. Credit Facility borrowings during the period primarily accounted for cash provided by financing activities. At June 30, 1998, the Company had $13.9 million of short-term borrowings under the Credit Facility

     The Company had cash and cash equivalents of $3.2 million and $2.3 million at June 30, 1998 and June 30, 1997, respectively.

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

     The Credit Facility provides for advances bearing interest per annum based upon a percentage of the Bank's prime rate or at 2% over the London Interbank Borrowing Rate ("LIBOR") and is secured by a pledge of substantially all the Company's assets. The Credit Facility expires on September 30, 1998. The Company is currently working with the Bank to put in place a long term financing arrangement and anticipates having such arrangement in place by September 30, 1998.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                           Not applicable.

Item 5.           Other Information

     On July 21, 1998 the Board of Directors of the Company adopted a formal plan to discontinue its Recycling and Recovery Equipment business segment. The Company has retained an outside investment banking firm to assist the Company in locating a buyer for this segment. The Company expects the plan to dispose of this segment to be carried out and completed with six months (the Divestiture Period).

     Company's management estimates that the Company will record a pretax charge of approximately $5,000,000 related to the disposal of this segment. The charge includes estimated operating losses for this segment of approximately $170,000 during the Divestiture Period.

     The following summarizes the effects of the discontinued segment on the Companies results of operation for the period ending June 30:

                                            Nine months ended  Nine months ended
                                              June 30, 1998      June 30, 1997


Net Income:

Income from
continued operation                         $(1,226,703)          $3,409,010

Income from discontinued
operations                                     (795,875)            (627,384)

Net income                                  $(2,022,578)          $2,781,626

Earnings per common share:

Income from
continued operations                             $ (.24)               $ .67

Income from discontinued
operations                                         (.17)                (.12)

                                                 $ (.41)               $ .55


Item 6.           Exhibits and Reports on Form 8-K

          (a)      Exhibits - None.

          (b)      Reports on Form 8-K - None.

                                      SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ENVIRONMENTAL TECHNOLOGIES CORP.


Date: August 19, 1998                          By: /s/ George Cannan, Sr.
                                                  -----------------------
                                                  George Cannan, Sr.
                                                  Chief Executive Officer

                                               By: /s/ David A. Keener,
                                                  -----------------------
                                                  David A. Keener
                                                  Chief Financial Officer