Form 10-K
period 1998-09-30
ENVIRONMENTAL TECHNOLOGIES CORP
filed 1999-01-13
CIK 888956

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

        [ X ]Annual Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 1998

        [   ]Transition Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 for the Transition Period from _________ to _________.

                         Commission File Number 0-20986
                                                -------

                                   EVTC, INC.
                                   ---------
                (Name of Registrant as Specified in Its Charter)


    Delaware                                               22-3005943
    ---------------------------------------------------------------------------
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)

    121 South Norwood Drive
    Hurst, Texas                                                          76053
    ---------------------------------------------------------------------------
         (Address of Principal Executive Offices)                    (Zip Code)

                                 (817) 282-0022
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                   Securities registered under Section 12(b)
                    of the Securities Exchange Act of 1934:

                                                          Name of Each Exchange
    Title of Each Class                                    On Which Registered
    ---------------------------------------------------------------------------

                                      NONE

                Securities registered pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                     Common Stock, par value $.01 per share



    Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. XX  Yes       No
             ----      ----

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant on January 12, 1999, computed by reference to the price at which the stock was sold on that date: $2,027,995.

    The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of January 12, 1999, was 4,989,719.


         Documents Incorporated by Reference: None

                                   EVTC INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


Item                                                             Page
---------------------------------------------------------------------
  1.   Description of Business                                      1

  2.   Description of Property                                     16

  3.   Legal Proceedings                                           17

  4.   Submission of Matters to a Vote of Security
       Holders
                                                                   17

  5.   Market for Common Equity and Related
       Stockholder Matters
                                                                   17

  6.   Selected Financial Data                                     19

  7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         20

  7a.  Quantitative and Qualitative Disclosures
       About Market Risk                                           25

  8.   Financial Statements
                                                                   26

  9.   Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                      49

  10.  Directors, Executive Officers, Promoters and
       Control Persons; Compliance with Section 16(a)
       of the Exchange Act                                         50

  11.  Executive Compensation                                      53

  12.  Security Ownership of Certain Beneficial Owners
       and Management                                              55

  13.  Certain Relationships and Related Transactions              57

  14.  Exhibits and Reports on Form 8-K                            57

ITEM 1.    DESCRIPTION OF BUSINESS.

Item 1 first discusses the refrigerant business and then the ballast recycling business and concludes with certain information related to the entire Company.

    EVTC, Inc. (the "Company") was incorporated under the name "Environmental Technologies Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." The Company is engaged in the marketing and sale of refrigerants, refrigerant reclaiming services and the recycling of fluorescent light ballasts and lamps. The Company also manufactured and distributed refrigerant recycling and recovery equipment prior to the discontinuation of such operations in July 1998 (see Notes to the Consolidated Financial Statements regarding discontinued operations).

    The following table sets forth information relating to the approximate dollar amounts and percentages of revenues derived from the Company's sales of refrigerants and ballast recycling services:

                                YEARS ENDED SEPTEMBER 30,
                                -------------------------
                                        (000'S)

                        1998              1997            1996
                    -----------       -----------      -----------
Refrigerants        $34,482  90%      $50,606  92%     $25,871  82%
Ballast Recycling     4,001  10        4,491    8        5,787  18
                    -----------       -----------      -----------

                    $38,483 100%      $55,097 100%     $31,658 100%
                    ======= ===       ======= ===      ======= ===


                                  REFRIGERANTS


REFRIGERANT INDUSTRY BACKGROUND

    In recent years, increasing concern about damage to the earth's stratospheric ozone layer has resulted in significant legislation governing production and use of products containing Chlorofluorocarbons ("CFCs"). CFC refrigerants primarily used include R-11, R-12, and R-502. In 1987, the United States became a signatory to the Montreal Protocol on Substances that Deplete the Ozone Layer (the "Montreal Protocol"), as amended in 1992, which requires its signatories to reduce and ultimately eliminate production and consumption of certain ozone depleting substances, including refrigerants. The Montreal Protocol has been implemented in the United States through the Clean Air Act and the regulations promulgated thereunder by the Environmental Protection Agency (EPA). Pursuant to the Clean Air Act, which was amended in 1990 in response to additional evidence linking the use of CFCs to damage to the earth's ozone layer, production of CFCs ceased at the end of 1995. The Clean Air Act also requires the recovery or recycling of all refrigerants used in automobile, residential and commercial air conditioning and refrigeration systems.

    While CFC production ceased in 1995 continued initatives of government agencies, primarily the EPA, have placed additional restrictions on other ozone depleting and non-ozone depleting substances.

    Hydrochlorflorocarbon refrigerants ("HCFCs") are also considered to be an ozone depleting substance. However, their potential for ozone depletion is substantially less than CFCs.

    During the phaseout of CFCs, HCFCs are used as interim CFC substitutes.
HCFC refrigerants include R-22, R-123, R-124, R-401, and R-402. Due to HCFCs ozone depletion potential, their production in the United States is scheduled to be phased out over the next 10 years. Several European countries and Canada have already put stringent production and import caps on HCFCs. While no production or import caps are currently in place in the United States, the Environmental Protection Agency is closely monitoring production and importing of HCFCs into the United States.

    CFCs are also being replaced by hydrofluorocarbons ("HFCs"). HFCs do not deplete the ozone and are recognized as the long-term replacement for CFCs and HCFCs. Tetrafluoroethane, or R-134a, is currently the primary replacement for R12, the most common CFC refrigerant. Other HFCs include R-23, R-404, R-407, R-410, R-507, and R-508. HFCs, while not ozone depleting, are considered to be a "green house" gas that contributes to global warming. As a result current regulations also require that they be reclaimed and recycled.

    The Company, and most other companies in the industry, no longer have readily available access to sources of newly manufactured CFC refrigerants. HCFC and HFC virgin products are readily available to the Company and its competitors in the industry. See "Suppliers" disclosure.

In general, working capital levels for the Company and industry-wide reflect the highly seasonal nature of sales for refrigerants that are significantly related to weather conditions. Sales of the Company's products generally precede warm weather and continue through much of the warm weather months.

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

    The most widely used commercial refrigerants are R-11, R-12, R-22, R-134a and R-502. R-11 is primarily used in commercial air conditioning systems. R-12 and R134a are the predominant refrigerants used in automobile air conditioning systems. R-12 can also be used as a refrigerant in residential air conditioning and refrigeration systems. R-22 is a refrigerant capable of providing extensive cooling of large areas, making it suitable for use in residential and commercial air conditioning. R-502 is used extensively as a refrigerant in commercial refrigeration systems.

    The Company's automotive line of refrigerants includes R-12, R-22 and R-134a and is marketed under the Company's "Arctic Air" label to wholesalers and distributors of automobile supplies for use by mechanics and technicians in servicing automobile air conditioning systems.

    The Company markets a complete line of reclaimed and virgin refrigerants to HVAC/R wholesalers, mechanical contractors and large institutional and government users of refrigerants.

    The Company markets R-134a in spray cans under its customers' private labels for use on dusting moisture-sensitive equipment, including personal computer screens, cabinets, peripherals and photographic equipment.

    The Clean Air Act mandated that automobile manufacturers develop new air conditioning systems in vehicles using R-134a, a refrigerant which does not contain ozone depleting CFCs, rather than R-12. The Company commenced marketing R-134a in 1992 as a replacement for R-12 for new automobile air conditioning systems.

    The Company acquired Refrigerant Reclaim Services, Inc. ("RRSI") in February 1994 and Global Refrigerant Management, Inc. in February 1995 (collectively by their d/b/a, "Full Circle, Inc."). Full Circle, Inc. provides services for the recovery and reclamation of all refrigerants in response to the requirements of the Clean Air Act, which strictly regulates the use and disposal of refrigerants containing certain chemicals. The Company's recovery services consist of removing used refrigerants from air conditioning and refrigeration systems and transferring them into pressurized cylinders for collection. Its reclamation services consist of "cleaning" refrigerants to remove impurities and contaminants and returning them to purity standards set by the

Air Conditioning and Refrigerant Institute ("ARI"). Reclaimed refrigerants, unlike recycled refrigerants, meet the same specifications as newly manufactured products. Full Circle, Inc. markets its services to large users of refrigerants such as wholesalers of air conditioning and refrigeration equipment, air conditioning and refrigeration contractors and owners of air conditioned buildings and refrigeration and cold storage facilities. Full Circle, Inc. also purchases used refrigerants for reclamation and resale. Typically, refrigerant is purchased from users choosing to retrofit or replace their CFC bearing equipment for equipment using non-CFC refrigerants.


     RECYCLING AND RECOVERY EQUIPMENT

    The Clean Air Act required the recycling of certain refrigerants used in automobile air conditioning systems and recovery of refrigerants used in residential and commercial air conditioning and refrigeration systems. The purpose of recycling and recovery of refrigerants is to extend the useful life of such refrigerants and prevent their discard into the atmosphere. A recycled product can be reused by its original owner or sold to a certified reclaimer who, after purifying the refrigerant to specified standards, can resell the refrigerant to any third party.

The recycling and recovery equipment market did not meet the Company's expectations due to a lack of governmental enforcement of the Clean Air Act and intense competition. After five consecutive years of operating losses, the Company adopted a formal plan to discontinue its recycling and recovery equipment business segment in July 1998.

SUPPLIERS

    The Company is not dependent on any one source of refrigerant for its supply of refrigerants. The Company does not maintain long-term supply agreements with its suppliers. The Company has firm purchase orders with several suppliers to meet the majority of their refrigerant needs in 1999.

    The Company purchases used refrigerant from major HVAC wholesalers, mechanical contractors, salvage operations, large industrial and institutional users of refrigerant as well as brokers. The Company uses a network of wholesale HVAC supply stores that serve as collection stations for used refrigerants.

    The Company's operating results are in part dependent on its ability to obtain sufficient quantities of domestic virgin (pure) and reclaimable refrigerants from its suppliers. In the event that the Company is unable to obtain sufficient quantities of refrigerants in the future, or resell reclaimed refrigerants at a profit, the Company's financial condition and results of operations would be adversely affected.

MARKETING AND SALES

    The Company primarily markets its various reclaimed refrigerants and reclaiming services directly to HVAC/R wholesalers, mechanical contractors and large corporate, institutional and governmental users of refrigerants. The Company also markets refrigerants to wholesale distributors of automotive suppliers throughout the United States. The Company's distributors resell to automobile repair shops, service stations and retail automotive supply stores.

    Marketing programs are conducted through the efforts of the Company's executive officers, Company sales personnel and manufacturers sales representatives. The Company utilizes various marketing methods, including direct mailings, trade publications, telemarketing, print advertising, in-person solicitation and participation in trade shows.

    No single customer accounted for more than 10% of the Company's revenues during the years ended September 30, 1998, 1997 and 1996.

    The Company typically seeks to fill customer orders within two days of receipt. Accordingly, at September 30, 1998, the Company had no material backlog for any product line. In order to fill orders within the foregoing time frame, the Company seeks to maintain a significant inventory of refrigerants, raw materials and finished goods.

COMPETITION

    The markets for the Company's products are highly competitive. The Company competes with numerous well-established companies which market refrigerants, many of which possess substantially greater financial, marketing, personnel and other resources than the Company. Such companies may more effectively compete for reduced allocations of supplies of refrigerants and the marketing of refrigerants intended to replace refrigerants containing ozone-depleting CFCs.

    The Company believes that it competes on the basis of product availability and customer service in the marketing and sale of refrigerants. The Company believes that its refrigerant recovery and reclamation operation is one of the largest in its industry.

The Company believes that its wholesale distributors market other products that compete with the Company's products. The Company anticipates that competition will, in all probability, increase from existing competitors as well as from new entrants.

GOVERNMENT REGULATION

    In the mid 1980's, increasing concern about damage to the earth's ozone layer caused by ozone depleting substances has resulted in significant legislation governing production and use of products containing CFCs. In 1987, the United States became a signatory to the Montreal Protocol, as amended in 1992, which required its signatories to reduce and ultimately eliminate production and consumption of certain ozone depleting substances. U.S. production of refrigerant products containing CFCs ceased at the end of 1995. The Montreal Protocol has been implemented in the United States through the Clean Air Act and the regulations promulgated thereunder by the EPA. The production and use of refrigerants containing CFCs are subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the United States Occupational Safety and Health Administration and the United States Department of Transportation.

Among other things, these regulatory authorities impose requirements which regulate the handling, packaging, labeling, transportation and disposal of hazardous and non-hazardous materials and the health and safety of workers, and require the Company and, in certain instances, its employees, to obtain and maintain licenses in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company.

The Company and its customers are subject to the requirements of the Clean Air Act, and the regulations promulgated thereunder by the EPA, which make it unlawful for any person in the course of maintaining, servicing, repairing, and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances, and non-ozone depleting substitutes, used as refrigerants.

Pursuant to the Clean Air Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured refrigerants in accordance with standards established by the ARI prior to resale to a person other than the owner of the equipment from which it was recovered. The ARI and the EPA administer certification programs pursuant to which applicants are certified to reclaim refrigerants in compliance with ARI standards. Under such programs, the ARI issues a certification for each refrigerant and conducts periodic inspections and quality testing of reclaimed refrigerants.

The Company has obtained ARI certification for most refrigerants at its reclamation facility, and is certified by the EPA. The Company is required to submit periodic reports to the ARI and pay annual fees based on the number of pounds of reclaimed refrigerants.

During 1996 and 1997, the EPA published proposed regulations, which, if enacted, would require participation in third-party certification programs similar to the ARI program. Such proposed regulations would also require laboratories designed to test refrigerant purity to undergo a certification process. As of December 1998, the regulations had not been mandated and were under review. The Company anticipates these regulations to pass and has initiated steps to obtain EPA certification.

The Company is subject to regulations adopted by the United States Department of Transportation ("DOT") which classify most refrigerants handled by the Company as hazardous materials or substances and impose requirements for handling, packaging, labeling and transporting refrigerants. The Company believes that it is substantial in compliance with these regulations.

Amendments to existing statutes and regulations or adoption of new statutes and regulations which affect the marketing and sale of refrigerants could require the Company to continually adapt its methods of operations and/or discontinue the sale of certain products at costs that could be substantial. There can be no assurance that the Company will be able, for financial reasons or otherwise, to adapt its operations to comply with applicable laws or regulations or obtain and maintain applicable licenses, permits and approvals in the future. Failure to do so could have a material adverse effect on the Company.

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

    Demand for Full Circle's services is triggered when facility owners replace fluorescent light fixtures with more energy-efficient fixtures. In recent years, lighting manufacturers have made dramatic improvements in the energy efficiency of fluorescent lighting fixtures. Using electronic ballasts and new types of fluorescent lamps, the new fixtures are able to achieve comparable illumination with approximately 25 to 50% less electrical energy than required by older fixtures. Consequently, some light fixture replacements have been motivated by utility sponsored "Demand Side Management" (DSM) programs, where facility owners are given economic incentives to install replacements.

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

GOVERNMENT REGULATION

    The Toxic Substances Control Act ("TSCA") does not regulate the disposal of non-leaking, intact "small capacitors" (such as those contained in lighting ballasts) in municipal solid waste landfills. However, under the Superfund laws (Comprehensive Environmental Response, Compensation and Liability Act or "CERCLA", and the Superfund Amendments and Reauthorization Act or "SARA"), PCBs are specifically listed as a "hazardous substance". Consequently, in case of a release or threat of release of over one pound of PCBs (equivalent to the amount of PCBs in approximately 16 ballasts), the party disposing the ballasts is required to notify the National Response Center and is responsible for corrective action for cleanup costs and damages to the environment. A conservative interpretation of CERCLA is that the disposal of more than 16 ballasts in a municipal solid waste landfill constitutes a CERCLA PCB release, which is unlawful, and triggers an immediate Superfund cleanup requirement with potential contamination liabilities.

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

    In December 1994, the EPA disclosed plans to regulate PCB ballast disposal. Management expects that the release and implementation of such regulations will further expand the services provided by the Company. There are two categories of new regulations which may affect PCB ballast disposal: (i) elimination of the "Small Capacitor Exemption", and (ii) regulation of the entire ballast as a PCB waste, as the asphalt potting material used in ballasts usually contains in excess of 50 ppm of PCBs. Currently TSCA does not regulate small capacitors. The final regulations are currently under review and may require several more years to complete.

    Another area of growing regulatory attention is the disposal of fluorescent lamps. Fluorescent light bulbs have historically been manufactured with mercury and, therefore, require special handling. EPA and lamp manufacturers' detailed studies have concluded that these lamps constitute a hazardous waste, as they fail the Toxicity Characteristic Leaching Procedure (TCLP).

    The EPA has proposed special regulations that address lamp disposal, including ballasts. The proposed regulations are currently under review.


                                   THE COMPANY

The balance of Item 1 relates to the whole Company including its refrigerant and ballast recycling businesses.


CONSULTING AGREEMENT

    In September 1998, the Company appointed Colmen Capital Advisors, Inc. ("Colmen") to provide executive management, investment banking, and advisory services on an exclusive basis. Colmen, located in King of Prussia, Pennsylvania, is a private investment banking firm that provides advisory services in business turnarounds, financing, mergers, acquisitions, and strategic planning. Under the terms of the agreement, Colmen will develop, institute and operate a business improvement program with respect to the immediate and future needs of the Company. The term of the contract is one year.

    Pursuant to the Agreement the Company is to pay Colmen $17,500 each month (subsequently increased in November 1998 to $30,000 each month) for these services, and to grant Colmen options to acquire 500,000 shares of common stock at an exercise price of $2.23 per share 90 days from the Agreement date of which 250,000 options vest and are exercisable immediately and 250,000 options vest and are exercisable six months and one day from the Agreement date. In addition, the Company agreed to issue options to acquire 500,000 common shares six months and one day from the Agreement date that will vest and become exercisable immediately at an exercise price of $5 per share. The options terminate the earlier of one year after termination of the Agreement by either party or three years after the Agreement date. The Company may terminate this Agreement in the event Colmen fails to pursue in good faith its obligation duties as specified in the Agreement.

    In November 1998, the Company's Board of Directors appointed James Hellauer as President and Chief Executive Officer. George Cannan remained Chairman of the Board.

RISK FACTORS

In October 1998, the Company received a letter from the NASDAQ National Market expressing concern that the Company's common stock had failed to maintain a market value of public float greater than or equal to $5,000,000 for the past 30 consecutive days (a requirement in accordance with Marketplace Rule 4450 (a)(2) under Maintenance Standard I). Per the letter, the Company has been provided 90 calendar days to regain compliance with Marketplace Rule 4450 (a)(2). If at anytime within the 90 calendar days from the date of the NASDAQ letter (October 29, 1998), the closing bid price of the Company's shares of common stock allows for the maintenance of greater than $5,000,000 of public float, for a minimum of ten consecutive trading days, the Company would be within compliance of continued listing requirements. Should the Company not demonstrate compliance with Marketplace Rule 4450 (a)(2) on or before the end of the ninety day period (January 29, 1999), the Company's securities will be delisted at the opening of business on February 2, 1999.

As of the date of this report, the Company's line of credit balance was approximately $12 million. The Company's line of credit balance exceeded eligible security by $192,583. The line of credit is due on January 15, 1999. The Company has received a non-binding verbal agreement from the bank to extend the due date for 120 days to allow the Company to obtain long term permanent financing from another financial institution The Company is negotiating with a number of other banks and financial institutions to refinance the existing note payable and provide the Company with a long term credit facility. Based on negotiations to date and its operating and financial forecast for 1999, Company management believes they will be able to obtain replacement financing within the 120 day extension period. Should the Company not succeed in refinancing the note, the bank has the option to demand payment and the Company may not have the financial resources available to meet such a demand. The inability of the Company to refinance its existing indebtedness could have a material adverse effect on the Company's financial position, results of operations and liquidity.

RESEARCH AND DEVELOPMENT

    The Company's management places emphasis on obtaining the technology and developing the products to achieve superiority in its industry. The Company employs a full-time chemist to administer such projects. However, research and development costs to date have not been material.

    During the fiscal year ended September 30, 1995 the Company entered into a 50% joint venture with two unaffiliated individuals. The venture's name is Transformation Technologies Ltd. ("TTL"). TTL was formed to research the applicability of using high temperatures with chemical catalysts to transform mixed or contaminated refrigerants (defined as a hazardous substance) into a useful by-product. At September 30, 1997 the Company had advanced/invested approximately $183,000 in TTL. The investment was written off in fiscal year 1998, as TTL has been unable to develop technology that was commercially viable and had no significant operations through September 30, 1998.

    During the fiscal year ended September 30, 1996, the Company entered into a 50% joint venture with an unaffiliated company. The venture's name is Liberty Technology International, Inc. ("LTI"). LTI developed and constructed a refrigeration separation plant which provides a cost effective and environmentally sound alternative to total destruction of mixed refrigerants. At September 30, 1998 and 1997, the Company has advanced/invested approximately $547,786 and $669,000, respectively, in LTI, which is included in other assets in the accompanying consolidated balance sheets. LTI's operations commenced in January of 1997. LTI is one of the largest refrigerant separation facilities in the country.

The Company reports the earnings and losses related to the aforementioned ventures under the equity method of accounting. To date, the income related to these joint ventures have not been material to the Company's financial statements.

QUALITY ASSURANCE & ENVIRONMENTAL COMPLIANCE

The Company utilizes in-house quality and regulatory compliance control procedures. The Company maintains its own in-house analytical testing laboratory to assure that reclaimed refrigerants comply with ARI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company employees three full time employees dedicated to quality control and regulatory compliance and provides extensive quality control and regulatory compliance training to all operations personnel. In addition, management is significantly involved in regulatory compliance efforts.

PROPRIETARY PROTECTION

    The Company principally relies on a combination of trade secret laws and employee and third party non-disclosure agreements to protect its products and technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such technologies or, despite the precautions taken by the Company, obtain access to the Company's know-how, concepts, ideas and documentation. Since the Company believes that proprietary information is important to its business, failure to protect its trade secrets could have a material adverse effect on the Company.

TRADEMARKS

    The Company has several registered and/or pending trademarks that it uses to make its products.

INSURANCE

The Company carries insurance coverage which it considers sufficient to protect the Company's assets and operations. The Company currently maintains general commerical liability insurance for claims up to $1,000,000 per occurrence and $2,000,000 in the aggregate. This coverage includes product liability that covers recycling and recovery equipment sales. There can be no assurance that such insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost. The Company is self-insured for product liability in connection with the marketing and sale of its refrigerants. No material losses have occurred.

The Company attempts to operate in a professional and prudent manner and to reduce its liability risks through specific risk management efforts, including employee training. Nevertheless, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, would have a material adverse effect on the Company.

The refrigerant industry involves potentially significant risks of statutory and common-law liability for environmental damage and personal injury. The Company, and in certain instances, its officers, directors and employees, may be subject to claims arising from the Company's on-site or off-site services, including the improper release, spillage, misuse or mishandling of refrigerants classified as hazardous or non-hazardous substances or materials. The Company may be strictly liable for damages, which could be substantial, regardless of whether it exercised due care and complied with all relevant laws and regulations. The Company does not maintain environmental impairment insurance. There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is uninsured, that hazardous substances or materials are not or will not be present at the Company's facilities, or that the Company will not incur liability for environmental impairment or personal injury (See 'Legal Proceedings').

ENVIRONMENTAL MATTERS

    The Company's refrigerant operations require the handling, storage and transportation of refrigerants, which are classified as hazardous substances under applicable laws. The Company does not maintain environmental impairment insurance. There can be no assurance that the Company will not incur environmental liability arising out of the use of hazardous substances. The use of hazardous substances is subject to extensive federal, state and local law and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Safety and Health Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to such chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances.

The Resource Conservation and Recovery Act of 1976 ("RCRA") requires that facilities that treat, store or dispose of hazardous wastes comply with certain operating standards. Before transportation and disposal of hazardous wastes off-site, generators of such waste must package and label their shipments consistent with detailed regulations and prepare a manifest identifying the material and stating its destination. The transporter must deliver the hazardous waste in accordance with the manifest to a facility with an appropriate RCRA permit. Under RCRA, impurities removed from refrigerants consisting of oils mixed with water and other contaminants are not presumed to be hazardous waste. The Company believes that it is in substantial compliance with these regulations.

The Emergency Planning and Community Right-to-Know Act of 1986 requires the annual reporting of Emergency and Hazardous Chemical Inventories (Tier II reports) to the various states in which the Company operates and to file annual Toxic Chemical Release Inventory Forms with the EPA. The Company believes that it is in substantial compliance with these regulations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), establishes liability for clean-up costs and environmental damages to current and former facility owners and operators, as well as persons who transport or arrange for transportation of hazardous substances. Almost all states, including New York, have similar statutes regulating and handling and storage of hazardous substances, hazardous wastes and non-hazardous wastes. Many such statutes impose requirements, which are more stringent than their federal counterparts. The Company could be subject to substantial liability under these statutes to private parties and government entities, in some instances without any fault, for fines, remediation costs and environmental damage, as a result of the mishandling, release, or existence of any hazardous substances at any of its facilities.

The Occupational Safety and Health Act of 1970 mandates requirements for safe work places for employees and special procedures and measures for the handling of certain hazardous and toxic substances. State laws, in certain circumstances, mandate additional measures for facilities handling specified materials.

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

EMPLOYEES

    At September 30, 1998, the Company employed approximately 125 persons, including its executive officers. None of the Company's employees are represented by a union. The Company believes its employee relations are good.

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


Location             Square Footage           Use
--------             --------------           ---

Lakewood, NJ             21,000          Refrigerant packaging and
                                         distribution center

Bronx, NY                13,500          Ballast recycling

Keller, TX               55,000          Recycling and recovery
                                         equipment production and
                                         distribution.

Hurst, TX                26,000          Reclamation facility;
                                         Executive offices

Houston, TX               6,400          Recovery, storage and
                                         distribution center

Bridgeview, IL           15,000          Recovery, storage and
                                         distribution center

Livermore, CA             8,700          Recovery, storage and
                                         distribution center

Orlando, FL               7,000          Recovery, storage and
                                         distribution center

Kapolei, HI               6,000          Recovery, storage and
                                         distribution center

Memphis, TN               1,500          Sales and administrative office


    The Company leases the 21,000 square foot building in Lakewood, NJ from George Cannan, Sr., the Company's founder, Chairman and principal stockholder. The Company pays a gross rental of $10,000 per month pursuant to an oral, month-to-month lease. The Company believes that the terms of this lease are at least as favorable as it could obtain from an unaffiliated third party. See
Item 13 - Certain Relationships and Related Party Transactions.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no legal proceedings pending against the Company or involving the Company which, if adversely determined, would result in a material adverse effect on the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol "EVTC". The following table sets forth, for the period since October 1, 1996, the high and low prices for the Common Stock as reported by NASDAQ. The NASDAQ quotations represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.


         COMMON STOCK                               HIGH         LOW
         ------------                               ----         ---
YEAR ENDED SEPTEMBER 30, 1998

First Quarter....................                 $ 8 5/8      $ 6

Second Quarter...................                   7 1/4        5 5/8

Third Quarter....................                   7 3/8        5 1/4

Fourth Quarter...................                   5 5/8        1 1/4

YEAR ENDED SEPTEMBER 30, 1997

First Quarter....................                 $ 8 7/8      $ 6 5/8

Second Quarter...................                   8 1/4        6 7/8

Third Quarter....................                   9 7/8        7 1/8

Fourth Quarter...................                  10 7/8        7 7/8

    As of September 30, 1998, there were 41 record holders of the Company's Common Stock. The Company believes that there are in excess of 1,000 beneficial owners of the Company's Common Stock.

    The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business.

ITEM 6   SELECTED FINANCIAL DATA

    Selected financial data is set forth below as of and for each of the five fiscal years ended September 30, 1998. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto included elsewhere in this Report.


                                                  Years Ended September 30,
                                                 ---------------------------
                                       1998        1997      1996      1995     1994
                                     -------     -------   -------   -------  -------
                                             (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Net Sales.........................   $38,483     $55,097   $31,657   $32,033  $23,524
Income (Loss) From
 Continuing Operations............    (5,188)      3,261     2,640     2,337    2,090
Income (Loss) From
 Continuing Operations Per Share
   Basic .........................     (1.04)       0.65      0.51      0.48     0.52
   Diluted........................     (1.04)       0.64      0.50      0.47     0.51


                                                     As of September 30,
                                                 ---------------------------
BALANCE SHEET DATA:                    1998        1997      1996      1995     1994
                                     -------     -------   -------   -------  -------
                                                        (In thousands)
Working Capital...................   $ 4,104     $14,893   $15,538   $15,489  $ 4,484
Total Assets......................    23,561      37,546    31,907    22,164   13,427
Total Debt........................    11,992      13,500     9,498     1,267    1,920
Total Shareholders'
 Equity...........................     7,110      18,595    19,064    17,600    8,187


    During July 1998, the Company adopted a plan to discontinue its Recycling and Recovery Equipment Business. See Note 8 of Notes to the Consolidated Financial Statements. The Statements of Operations Data above have been recast to exclude such discontinued operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The statements contained herein which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of, refrigerants), regulatory and economic factors, increased competition, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, technological obsolescence and potential environmental liability. The Company's actual results may differ materially from the results discussed in any forward-looking statement.

    The Company's fiscal year-end is September 30.

RESULTS OF CONTINUING OPERATIONS

Year ended September 30, 1998 compared to year ended September 30, 1997

    Net sales for continuing operations for the year ended September 30, 1998 were $38,483,170, a decrease of $16,613,784, or 30.2%. The decrease in net sales is primarily attributed to a 31.8% decrease in sales of refrigerant products, resulting from weak demand and pricing for refrigerant R-12 and other CFC refrigerants. The weak demand during fiscal year 1998 is primarily due to the relatively mild climate in the Western and Northeast portions of the United States during summer of 1998 and customer inventory carry over from the mild summer of 1997. The weak demand coupled with the fact that several large automotive original equipment manufacturers were selling large quantities of refrigerant R-12 into the market resulted in weak pricing during fiscal year 1998. Additionally, ballast-recycling sales decreased 10.9%, primarily due to a turnover in sales personnel. The Company does not anticipate ballast sales to be affected in fiscal 1999 by the 1998 turnover in sales personnel.

    Sales of refrigerant R-12 continue to provide a significant portion of the Company's revenues although its relative percentage is declining. The decline in R-12 sales is primarily attributed to the significant increase in the demand for R-134a, the replacement for R-12, and the Company's increasing emphasis on refrigerant reclaiming and commercial refrigerant sales. The Company's ability to maintain its current level of R-12 sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of R-12 or R-134a refrigerant and historically has purchased from a number of manufacturers and suppliers. The Company's refrigerant reclaiming and separation activities will continue to serve as an important source of R-12, as well as other CFC refrigerants.

    Cost of sales for continuing operations for the year ended September 30, 1998 was $35,669,958, a decrease of 16.7% from the $42,841,492 reported in fiscal year 1997.

Continuing operations costs of sales were 92.6% of continuing operations revenues, an increase from 77.8% for fiscal year 1997. The increase is primarily attributable to sales of refrigerant R-12 below cost during fiscal year 1998. The Company was forced to sell R-12 below cost to meet market pricing set by the automotive original equipment manufacturers. In addition, cost of sales was impacted by a $600,000 lower of cost or market writedown on refrigerant R-12 inventory at year-end. The Company has substantially enhanced its access to low cost R-12 through its reclamation and separation, and does not foresee a reoccurrence of this problem in 1999.

    Selling, general, and administrative expenses related to continuing operations for 1998 increased to $7,857,941, an increase of $1,960,230 or 33.2% from $5,897,711 reported in prior year. This increase resulted from reserving approximately $1,300,000 for potential bad debts, $200,000 in increased legal fees and $183,000 related to the TTL investment. The Company's reserve for bad debt was primarily attributed to an allowance placed on a note receivable that was in default in the amount of $1,236,000 at September 30, 1998. The Company does not foresee the reoccurrence of such charges in future years. In addition, the increase is attributed to sales and marketing expenses associated with the expansion of the Company's reclaiming operations.

    Interest expense in fiscal year 1998 was $1,088,241, an increase of $79,133 or 7.8% from prior year. This is primarily attributed to an increased 1998 average line of credit advance balance from 1997.

    The Company recognized a loss from continuing operations of $5,187,741 for 1998. The loss is primarily attributed to the weak demand and pricing for refrigerant R-12, the lower cost or market writedown of R-12, writeoff of investment and bad debts, and increased legal fees, as mentioned above. The Company does not anticipate any of these items recurring in future years. In 1997, the Company reported $3,261,384 in continuing operations income.

    In July 1998, the Company's Board of Directors adopted a plan to discontinue its recycling and recovery equipment segment. The Company has initiated a liquidation program to sell all assets of the segment. Management intends for the disposal of the segment to be completed by June 30, 1999 (the Phase-Out Period). The Company recognized a loss from discontinued operations of $1,024,840 in fiscal year 1998. The Company recognized a 1998 loss of $5,273,005 related to the disposal of the discontinued segment. The disposal loss is composed of an approximate $4,800,000 writedown of inventory to net realizable value and estimated Phase-Out Period costs.

Year ended September 30, 1997 compared to year ended September 30, 1996

    Net sales for continuing operations for the year ended September 30, 1997 were $55,096,954, as compared to continuing operations net sales of $31,657,380 for the year ended September 30, 1996, an increase of $23,439,574, or 74.0%. The increase in net sales was primarily attributed to a 95.6% increase in sales of refrigerant products, resulting from increased sales of R-134a and increased sales of reclaiming services. The increase in net sales was offset by a 22.4% decrease of ballast recycling sales due to enhanced competition.

    Cost of sales for continuing operations for the year ended September 30, 1997 was $42,841,492, as compared to $21,676,868 for the year ended September 30, 1996, which resulted in a gross profit of $12,255,462 or 22.2% in 1997 as compared to a gross profit of $9,980,512 or 31.5% in 1996. The decrease in the gross profit percentage in fiscal 1997 related to the Company's efforts to increase its market share of refrigerant products, primarily R-134a and reclaiming service sales. Refrigerant product net sales represented approximately 91.8% of total net sales in 1997 compared to 81.7% of total net sales in 1996 with a corresponding 19.8% gross profit in 1997 compared to 21.0% in 1996. The gross profit percentage further declined in 1997 as a result of decreased higher margin sales at the ballast recycling subsidiary

    Selling, general and administrative expenses related to continuing operations increased $653,730 or 12.5% to $5,897,711 in 1997 from $5,243,981 in
1996. The increase primarily relates to expanding the infrastructure of the refrigerant recycling business including sales offices and employees.

    Interest expense increased $609,885 from $399,223 in 1996 to $1,009,108 in 1997. The increase is a result of increased borrowing to maintain the Company's supply of R-12.


 LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $4,103,766 at September 30, 1998 compared to $14,893,311 at September 30, 1997, a decrease of $10,789,545. The decrease in working capital is primarily attributable to the $4,800,000 writedown of the discontinued operations assets to net realizable value, $1,300,000 write-off of bad debts, and lower refrigerant inventories at year-end.

    The Company relies on its bank debt as a source of funds for operations. The Company has financed its working capital requirements through operating cash flow and a $13.5 million working capital revolving line of credit obtained from a bank (the "Credit Facility"). At December 31, 1998, the line of credit advance balance was $12 million.

    Borrowings outstanding under the Credit Facility bear interest at the bank's prime rate. The Credit Facility is secured by eligible accounts receivable, eligible inventory and property and equipment. At September 30, 1998 the balance outstanding under the Credit Facility exceeded eligible security by $192,583. As a result, the Company is not currently able to draw additional funds under the Credit Facility. The Credit Facility is due on January 15, 1999. The Company has received a non-binding verbal agreement from the bank to extend the due date for 120 days to allow the Company to obtain long term permanent financing from another financial institution. The Company is negotiating with a number of other banks and financial institutions to refinance the existing bank note payable and provide the Company with a long-term credit facility. Based on negotiations to date and its operating and financial forecast for 1999, Company management believes they will be able to obtain replacement financing within the 120-day extension period. The Company believes that current cash on hand and cash provided by operations is sufficient to fund the Company's working requirements until permanent long term financing is secured. Should the Company not succeed in refinancing the Credit Facility, the bank has the option to demand payment. The Company may not have the financial resources available to meet such a demand. The inability of the Company to refinance its existing indebtedness would have a material adverse effect on the Company's financial position, results of operations and liquidity.

    Net cash provided by operating activities related to continuing operations was $4,846,191 and $1,074,158 for 1998 and 1997, respectively. Net cash used for operating activities related to discontinued operations was $799,412 and $1,092,915 for 1998 and 1997, respectively.

    Net cash used in continuing operations investing activities was $331,558 in 1998 and $1,199,520 in 1997. Net cash used by discontinued operations investing activities was $17,477 in fiscal year 1998 compared to $51,684 net cash used in 1997.

The net cash used in financing activities in 1998 of $1,507,620 reflects payments on the Credit Facility.

    As of the date of this Report, other than as set forth in this Report, the Company has no material commitments for capital expenditures, research and development, or additional employees.

 SEASONALITY

    The Company's operating results vary from period to period as a result of weather conditions and the availability and price of refrigerant products (virgin and reclaimable). The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the second and third fiscal quarters. Accordingly, the first and fourth fiscal quarters of the Company's operations have been characterized by inventory build-up and seasonal operating losses resulting in periodic operating cash flow short falls, which in the past necessitated loans from the Company's banks.

YEAR 2000

    The Company continues to assess the potential issues and costs associated with the year 2000 and believes that its cost to address such issues would not be material. The Company has implemented a plan to review year 2000 compliance of all accounting and operations systems. The Company is in the process of reviewing year 2000 compliance issues with its vendors, suppliers, and customers. At the present time, the Company believes that costs or consequences of an incomplete or untimely resolution would not result in the occurrence of a material event or uncertainty reasonably likely to have a material adverse effect on the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

    Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be recast. The Company is required to adopt these statements in fiscal year 1999. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial position or results of operations. The Company is currently reviewing the effect of SFAS No. 131 but has of yet been unable to fully evaluate the impact, if any, it may have on future financial statements disclosures.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and short-term investment portfolios. The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist of cash equivalents and short-term marketable securities; accordingly, the carrying amounts approximate market value. The Company's investments are not material to the financial position or performance of the Company.

    Assuming year-end 1998 variable rate debt and investment levels, a one-point change in interest rates would impact net interest expense by approximately $120,000.

ITEM 8.  FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
Independent Auditors' Report                                          27

Consolidated Balance Sheets as of
 September 30, 1998 and 1997                                          28

Consolidated Statements of Operations
 for each of the years ended September 30, 1998, 1997                 29
 and 1996

Consolidated Statements of Stockholders' Equity
 for each of the years ended September 30, 1998, 1997
 and 1996                                                             30

Consolidated Statements of Cash Flows
 for each of the years ended September 30, 1998, 1997                 31
 and 1996

Notes to Consolidated Financial Statements                            32


Schedule II - Valuation and Qualifying Accounts                       48

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
EVTC, Inc.:


We have audited the accompanying consolidated balance sheets of EVTC, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EVTC, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





Dallas, Texas
January 5, 1999

                           EVTC, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets

                           September 30, 1998 and 1997


                                   ASSETS                             1998              1997
                                                                  ------------      ------------
Current assets:
    Cash and cash equivalents                                     $  4,511,195         2,321,071
    Accounts receivable, less allowance for doubtful accounts
       of $1,512,868 in 1998 and $177,430 in 1997                    5,144,724         5,269,422
    Due from officer                                                   200,000           100,000
    Income taxes receivable                                          1,423,659                --
    Inventories                                                      7,236,440        17,293,475
    Prepaid expenses and other current assets                          442,200           482,236
    Deferred income taxes                                                   --           611,593
    Assets of discontinued operations                                1,596,948         7,766,309
                                                                  ------------      ------------

          Total current assets                                      20,555,166        33,844,106

Property and equipment, net                                          1,646,941         2,106,873
Goodwill, less accumulated amortization                                560,965           610,101
Investment in joint ventures and other assets                          797,896           984,869
                                                                  ------------      ------------

                                                                  $ 23,560,968        37,545,949
                                                                  ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable to bank                                          $ 11,992,380        13,500,000
    Accounts payable - trade                                         2,338,740         2,654,521
    Accrued liabilities                                              1,643,593         1,631,182
    Liabilities of discontinued operations                             476,687         1,165,092
                                                                  ------------      ------------

          Total current liabilities                                 16,451,400        18,950,795
                                                                  ------------      ------------

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized
       1,000,000 shares; none issued or outstanding                         --                --
    Common stock, $.01 par value.  Authorized
       10,000,000 shares; 4,989,719 shares
       issued and outstanding                                           49,897            49,897
    Additional paid-in capital                                      11,396,532        11,396,532
    Retained earnings (deficit)                                     (4,336,861)        7,148,725
                                                                  ------------      ------------

          Total stockholders' equity                                 7,109,568        18,595,154

Commitments and contingencies
                                                                  ------------      ------------

                                                                  $ 23,560,968        37,545,949
                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                           EVTC, INC. AND SUBSIDIARIES


                      Consolidated Statements of Operations

                 Years ended September 30, 1998, 1997, and 1996



                                                           1998              1997              1996
                                                       ------------      ------------      ------------

Net sales                                              $ 38,483,170        55,096,954        31,657,380
Cost of sales                                            35,669,958        42,841,492        21,676,868
                                                       ------------      ------------      ------------

       Gross profit                                       2,813,212        12,255,462         9,980,512

Selling, general and administrative
    expenses                                              7,857,941         5,897,711         5,243,981
                                                       ------------      ------------      ------------

       Operating income (loss)                           (5,044,729)        6,357,751         4,736,531

Interest expense                                          1,088,241         1,009,108           399,223
Other (income) expense, net                                  60,629           (28,741)          (48,964)
                                                       ------------      ------------      ------------

       Income (loss) from continuing operations
            before income taxes                          (6,193,599)        5,377,384         4,386,272

Income taxes                                             (1,005,858)        2,116,000         1,746,000
                                                       ------------      ------------      ------------

       Income (loss) from continuing operations          (5,187,741)        3,261,384         2,640,272

Discontinued equipment products operations:
       Loss from discontinued operations, net of
            income taxes                                 (1,024,840)       (2,375,994)         (912,065)

       Loss on disposal of discontinued operations       (5,273,005)               --                --
                                                       ------------      ------------      ------------

       Net income (loss)                               $(11,485,586)          885,390         1,728,207
                                                       ============      ============      ============

Income (loss) per share
       Basic
            Continuing operations                      $      (1.04)     $       0.65      $       0.51
            Discontinued operations                           (1.26)            (0.47)            (0.17)
                                                       ------------      ------------      ------------
                                                              (2.30)             0.18              0.34
       Diluted
            Continuing operations                      $      (1.04)     $       0.64      $      (0.50)
            Discontinued operations                           (1.26)            (0.47)            (0.17)
                                                       ------------      ------------      ------------
                                                              (2.30)             0.17              0.33


See accompanying notes to consolidated financial statements.

                           EVTC, INC. AND SUBSIDIARIES


                 Consolidated Statements of Stockholders' Equity

                 Years ended September 30, 1998, 1997, and 1996



                                                 COMMON STOCK                ADDITIONAL       RETAINED
                                       ------------------------------         PAID-IN         EARNINGS
                                          SHARES            AMOUNT            CAPITAL         (DEFICIT)           TOTAL
                                       ------------      ------------      ------------      ------------      ------------
Balance at September 30, 1995             5,150,411      $     51,504        12,823,634         4,725,136        17,600,274
Distributions to shareholders                    --                --                --          (190,008)         (190,008)
Pro forma tax adjustment                         --                --           (34,000)               --           (34,000)
Proceeds from options exercised               3,000                30            17,970                --            18,000
Costs related to warrants                        --                --           (58,551)               --           (58,551)
Net income                                       --                --                --         1,728,207         1,728,207
                                       ------------      ------------      ------------      ------------      ------------

Balance at September 30, 1996             5,153,411            51,534        12,749,053         6,263,335        19,063,922
Proceeds from options exercised              47,833               478           373,970                --           374,448
Proceeds from warrants exercised             61,500               615           458,760                --           459,375
Stock repurchase and retirement            (273,025)           (2,730)       (2,185,251)               --        (2,187,981)
Net income                                       --                --                --           885,390           885,390
                                       ------------      ------------      ------------      ------------      ------------

Balance at September 30, 1997             4,989,719            49,897        11,396,532         7,148,725        18,595,154
Net loss                                         --                --                --       (11,485,586)      (11,485,586)
                                       ------------      ------------      ------------      ------------      ------------

Balance at September 30, 1998             4,989,719      $     49,897        11,396,532        (4,336,861)        7,109,568
                                       ============      ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                           EVTC, INC. AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows

                  Years ended September 30, 1998, 1997 and 1996


                                                                       1998              1997              1996
                                                                   ------------      ------------      ------------
Cash flows from operating activities:
    Net income (loss) from continuing operations                   $ (5,187,741)        3,261,384         2,640,272
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) continuing operating activities:
         Pro forma tax adjustment                                            --                --           (34,000)
         Depreciation and amortization                                  785,195           788,327           666,070
         Deferred income taxes                                          611,593          (439,300)          (46,000)
         Provision for bad debts                                      1,335,438             6,345            84,685
         Write-off of investment in joint venture                       183,096                --                --
         (Gain) loss on sale of assets                                  (40,692)          (15,003)            5,345
         Changes in assets and liabilities:
            Accounts receivable                                      (1,210,740)       (1,907,056)          566,649
            Income taxes receivable                                  (1,423,659)               --                --
            Inventories                                              10,057,035        (1,595,136)      (11,500,950)
            Prepaid expenses and other current assets                    40,036          (185,041)          462,419
            Accounts payable and accrued liabilities                   (303,370)        1,159,638           244,231
                                                                   ------------      ------------      ------------
         Net cash provided by (used in)
            continuing operations                                     4,846,191         1,074,158        (6,911,279)
         Net cash used in discontinued operations                      (799,412)       (1,092,915)       (2,396,130)
                                                                   ------------      ------------      ------------

               Net cash provided by (used in)
                  operating activities                                4,046,779           (18,757)       (9,307,409)
                                                                   ------------      ------------      ------------

Cash flows from investing activities:
    Proceeds from sale of equipment                                          --            52,485            70,215
    Capital expenditures                                               (276,952)         (875,724)       (1,106,590)
    Due from officer                                                   (100,000)         (100,000)               --
    Capital expenditures of discontinued operations                     (17,477)          (51,684)         (141,071)
    Change in investment in joint ventures and other assets              45,394          (276,281)         (600,076)
                                                                   ------------      ------------      ------------

               Net cash used in investing activities                   (349,035)       (1,251,204)       (1,777,522)
                                                                   ------------      ------------      ------------

Cash flows from financing activities:
    Net change in current notes payable to bank                      (1,507,620)        4,002,481         8,230,850
    Costs related to warrants                                                --                --           (58,551)
    Distributions to stockholders                                            --                --          (190,008)
    Common stock repurchase and retirement                                   --        (2,187,981)               --
    Proceeds from exercise of common stock warrants                          --           459,375                --
    Proceeds from common stock options exercised                             --           374,448            18,000
                                                                   ------------      ------------      ------------

               Net cash provided by (used in)
                  financing activities                               (1,507,620)        2,648,323         8,000,291
                                                                   ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                  2,190,124         1,378,362        (3,084,640)
Cash and cash equivalents at beginning of year                        2,321,071           942,709         4,027,349
                                                                   ------------      ------------      ------------

Cash and cash equivalents at end of year                           $  4,511,195         2,321,071           942,709
                                                                   ============      ============      ============


See accompanying notes to consolidated financial statements.

                           EVTC, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997

(1)    NATURE OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
       POLICIES

        (a)   DESCRIPTION OF BUSINESS

              EVTC, Inc. (the "Company") was incorporated under the name "Environmental Technologies Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." The Company is primarily engaged in: the marketing and sale of refrigerants (including dichlorofluoromethane (R-12) and tetrafluoroethane (R-134a)) and refrigerant reclaiming fluorescent light fixture ballasts and lamps (Ballast Recycling segment). In 1998, the Company discontinued its segment in the manufacture and distribution of refrigerant recycling and recovery equipment for automotive and commercial use (see note 8).

              The Company's sales are highly seasonal in nature, as industry-wide refrigerant sales are related to weather temperatures, primarily in the warmer months. The Company's historical refrigerant sales have primarily come from the sale of R-12, a refrigerant that is a chlorofluorocarbon (CFC). As of January 1, 1996, however, CFC-based refrigerants can no longer be manufactured under current regulations. CFC replacement products, such as R-134a, are now readily available to the Company. Notwithstanding the cessation of a predictable manufactured supply of R-12, management believes it will have access to an adequate supply of R-12 through fiscal 1999. However, beyond fiscal 1999 the Company's access to R-12 is much less certain. Management believes R-134a sales will offset, to some extent, the decline of R-12 sales in future periods.

              The Company's note payable to a bank ($11,992,380 at September 30, 1998) is due on January 15, 1999. The Company has received a non-binding verbal agreement from the bank to extend the due date for 120 days to allow the Company to obtain long term permanent financing from another financial institution. The Company is negotiating with a number of other banks and financial institutions

                           EVTC, INC. AND SUBSIDIARIES
              to refinance the existing bank note payable and provide the Company with a long-term credit facility. Based on negotiations to date and its operating and financial forecast for 1999, Company management believes they will be able to obtain replacement financing within the 120-day extension period. Should the Company not succeed in refinancing the notes, the bank has the option to demand payment and the Company may not have the financial resources available to meet such a demand. The inability of the Company to refinance its existing indebtedness could have a material adverse effect on the Company's financial position, results of operations and liquidity.


        (b)   BASIS OF PRESENTATION

              The consolidated financial statements include the financial statements of EVTC, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

              The Company accounts for its 50% ownership interest in two joint ventures using the equity method.

              During fiscal 1996, the Company consummated an acquisition accounted for using the pooling of interests method. Because the acquired company was taxed as an S corporation under the provisions of the Internal Revenue Code, income tax expense was adjusted to reflect the effective C corporation income tax rate of the Company for periods prior to the pooling. The fiscal 1996 pro forma income tax benefit of the acquired company has been charged to additional paid-in capital.

        (c)   CREDIT CONCENTRATION

              Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and trade receivables. The Company considers such risk in placing its cash and cash equivalents in financial institutions and other instruments. Concentration of credit risk with respect to trade receivables is limited because of the large number of customers that make up the Company's customer base and their dispersion in various industries and across different geographies. The Company performs ongoing credit evaluations of its customers' financial condition. No single customer accounted for more than 10% of total net sales in fiscal 1998, 1997 and 1996.

        (d)   USE OF ESTIMATES

              In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of

                           EVTC, INC. AND SUBSIDIARIES
              revenues and expenses to prepare the Company's consolidated financial statements. Actual results could differ from these estimates.

        (e)   REVENUE RECOGNITION

              Sales are generally recorded by the Company when products are shipped to customers or services are performed. Revenue from sales of recyclable scrap materials is recognized when shipped. Equipment products shipped on consignment to customers and sales representatives are not included in sales.

              Ballast recycling revenues are recognized upon the receipt and acceptance of waste material at its recycling facility in the Bronx, New York. Waste material disposal costs are accrued as the related revenues are recognized.

              During the fourth quarter of fiscal 1998, the Company recorded a charge of approximately $1,236,000 to create an allowance for bad debts related to certain refrigerant product accounts receivable based on the collectability of these balances.

        (f)   CASH EQUIVALENTS

              The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents were $2,015,428 and $972,134 at September 30, 1998 and 1997, respectively, and consisted of short-term money market accounts.

        (g)   INVENTORIES

              Inventories are stated at the lower of cost or market. Cost is determined using the average cost and the first-in, first-out
              (FIFO) methods.

        (h)   PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the assets. Costs of maintenance and repairs are charged to expense when incurred.

        (i)   GOODWILL

              Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. Accumulated goodwill amortization was $188,070 and $138,934 at September 30, 1998 and 1997, respectively.

              The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill

                           EVTC, INC. AND SUBSIDIARIES
              impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

        (j)   INCOME TAXES

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

              Based upon current year losses, management recorded a valuation allowance for deferred tax assets at September 30, 1998. The valuation allowance for deferred tax assets as of September 30, 1998 was $3,034,294. At September 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $800,000 which are available to offset future federal taxable income if any, through 2013.

        (k)   INCOME PER SHARE

              During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 requires disclosure of basic and diluted earnings per share. In accordance with SFAS No. 128, all prior period earnings per share amounts have been restated to reflect adoption of this statement. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

              The computations of basic and diluted earnings per share from continuing and discontinued operations for each year are based on the following numerators and denominators.

              The numerator for continuing operations is income (loss) from continuing operations. The numerator for discontinued operations is the aggregate of loss from discontinued operations, net of income taxes, and loss on disposal of discontinued operations.

                           EVTC, INC. AND SUBSIDIARIES

The denominator for continuing and discontinued operations is computed as follows:


                                                    1998           1997           1996
                                                 ----------     ----------     ----------
Denominator for basic earnings per share-
     weighted average shares                      4,989,719      5,040,398      5,150,911

Effect of dilutive securities:
     Employee stock options                              --         29,973         43,410
     Warrants                                            --         10,506         36,406
                                                 ----------     ----------     ----------

Dilutive potential common shares                         --         40,479         79,816
                                                 ----------     ----------     ----------

Denominator for diluted earnings per share -
     weighted-average shares and assumed
     conversions                                  4,989,719      5,080,877      5,230,727
                                                 ==========     ==========     ==========

              The following stock options and warrants are not included in the diluted earnings per share calculation since in each case the exercise price is greater than the average market price.

                                                    1998           1997           1996
                                                 ----------     ----------     ----------
Employee stock options                              283,500         62,000        146,000
Warrants                                                 --         33,750         15,000




        (l)   FAIR VALUE OF FINANCIAL INSTRUMENTS

              Cash equivalents, accounts receivable and accounts payable are reflected in the consolidated financial statements at their respective carrying values, which approximate fair values due to the short-term nature of these instruments. The carrying value of the Company's bank borrowings approximates fair value because such borrowings have variable rates of interest.

        (m) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

              The Company reviews for impairment long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

                           EVTC, INC. AND SUBSIDIARIES

        (n)   STOCK-BASED COMPENSATION

              Effective as of October 1, 1996, the Company adopted SFAS No. 123, "Accounting For Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options to employees at a price equal to or plus 10% of the market price of the stock at the date, no compensation expense is recorded. The Company, as required, has provided pro forma disclosures of compensation expense as determined under the provisions of SFAS No. 123 (see note 9).

        (o)   CONTINGENCIES

              Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

(2)    INVENTORIES

       Inventories at September 30, 1998 and 1997 consist of the following:


                                               1998           1997
                                            ----------     ----------
             Raw materials                  $3,644,095      5,531,992
             Finished goods                  3,592,345     11,761,483
                                            ----------     ----------

                      Total inventories     $7,236,440     17,293,475
                                            ==========     ==========


          During the fourth quarter of fiscal 1998, the Company recorded a charge of approximately $600,000 to write down refrigerant product inventories to estimated net realizable values.

                           EVTC, INC. AND SUBSIDIARIES

(3)    PROPERTY AND EQUIPMENT, NET

       Property and equipment at September 30, 1998 and 1997 is summarized as follows:


                                                      DEPRECIABLE
                                                         LIVES                  1998                1997
                                                      -----------            -----------        -----------

          Machinery and equipment                      2-10 years            $ 3,600,437          3,450,212
          Office equipment                              2-5 years                851,565            745,252
          Vehicles                                        5 years                183,449            176,942
          Leasehold improvements                        2-5 years                170,067            157,960
                                                                             -----------        -----------

                                                                               4,805,518          4,530,366
          Accumulated depreciation                                            (3,158,577)        (2,423,493)
                                                                             -----------        -----------

                                                                             $ 1,646,941          2,106,873
                                                                             ===========        ===========

       Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term.


(4)    INVESTMENTS IN JOINT VENTURES AND LOANS

       During fiscal 1995, the Company entered into a 50% joint venture (Transformation Technologies, Ltd. (TTL)) with two unaffiliated individuals to research the applicability of transforming mixed or contaminated refrigerants (defined as a hazardous substance) into a useful by-product. At September 30, 1997, the Company had advanced/invested approximately $183,000 in the TTL joint venture. The investment was written-off in the fourth quarter of fiscal 1998 as the Company determined there was substantial uncertainty regarding the realization of this investment.

       During fiscal 1996, the Company entered into a 50% joint venture (Liberty Technology International, Inc. (LTI)), with an unaffiliated company. LTI constructed a refrigeration separation plant that provides an alternative to total destruction of mixed refrigerants. At September 30, 1998 and 1997, the Company's investment in LTI was approximately $548,000 and $669,000, respectively. LTI's operations commenced in fiscal 1997.

       The Company's share of net income (loss) from the joint ventures was not material to the Company's results from operations for any of the years presented.

       Due from officer at September 30, 1998 and 1997 represents advances to an executive officer of the Company. The non-interest-bearing advance was converted to an interest-bearing, secured note subsequent to year-end.

                           EVTC, INC. AND SUBSIDIARIES

(5)    NOTE PAYABLE

            At September 30, 1998 and 1997, the note payable consists of a secured line of credit in the aggregate available amount of $13,500,000 with a bank. The balances outstanding under the line of credit at September 30, 1998 and 1997 were $11,992,380 and $13,500,000, respectively. For fiscal 1997, borrowings up to $10,000,000 bore interest at LIBOR plus 1.75% (7.75% at September 30, 1997) and borrowings in excess of $10,000,000 bore interest at the bank's prime rate (8.5% at September 30, 1997). In fiscal 1998, borrowings bore interest at the bank's prime rate or LIBOR plus 1.75%. Borrowings outstanding at September 30, 1998 was at the bank's prime rate (8.25%). The line of credit is secured by eligible accounts receivable, eligible inventory and property and equipment. At September 30, 1998 the balance outstanding under the line of credit exceeded eligible security by $192,583. The line of credit is due on January 15, 1999. The Company has received a non-binding verbal agreement from the bank to extend the due date for 120 days to allow the Company to obtain long term permanent financing from another financial institution. The Company is negotiating with a number of other banks and financial institutions to refinance the existing bank note payable and provide the Company with a long-term credit facility. Based on negotiations to date and its operating and financial forecast for 1999, Company management believes they will be able to obtain replacement financing within the 120-day extension period. Should the Company not succeed in refinancing the note, the bank has the option to demand payment and the Company may not have the financial resources available to meet such a demand. The inability of the Company to refinance its existing indebtedness could have a material adverse effect on the Company's financial position, results of operations and liquidity.

(6)    CASH FLOWS

       Cash paid during fiscal 1998, 1997 and 1996 for interest and income taxes is as follows:


                            1998           1997           1996
                         ----------     ----------     ----------
Interest                 $1,088,241      1,011,233        413,554
                         ==========     ==========     ==========

Income taxes             $  261,097      1,045,584      1,285,000
                         ==========     ==========     ==========

                          EVTC, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



(7)    INCOME TAXES

Total income tax expense (benefit) for the years ended September 30, 1998, 1997 and 1996 is allocated as follows:

                                            1998              1997              1996
                                        ------------      ------------      ------------
Income from continuing operations       $ (1,005,858)        2,116,000         1,746,000

Discontinued operations - loss from
     discontinued operations                    --          (1,219,000)         (468,000)
                                        ------------      ------------      ------------

                                        $ (1,005,858)          897,000         1,278,000
                                        ============      ============      ============

The components of income tax expense (benefit) from continuing operations for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                                1998              1997              1996
                                        ------------      ------------      ------------
Current:
   Federal                              $ (1,677,451)        2,129,300         1,405,500
   State                                      60,000           426,000           386,500
                                        ------------      ------------      ------------

                                          (1,617,451)        2,555,300         1,792,000
                                        ------------      ------------      ------------
Deferred:
   Federal                                   587,354          (434,900)          (40,000)
   State                                      24,239            (4,400)           (6,000)
                                        ------------      ------------      ------------

                                             611,593          (439,300)          (46,000)
                                        ------------      ------------      ------------

                                        $ (1,005,858)        2,116,000         1,746,000
                                        ============      ============      ============

Income tax expense (benefit) attributable to continuing operations for the years ended September 30, 1998, 1997 and 1996 differed from the expected income tax expense (computed by applying the U.S. Federal income tax rate to income
(loss) from continuing operations before income taxes) as a result of the following:


                                                1998              1997              1996
                                        ------------      ------------      ------------
Computed "expected" income
    tax expense (benefit)               $ (2,105,823)        1,828,311         1,491,332
State income taxes, net of
    federal benefit                           55,598           278,256           251,130
Change in deferred tax net asset
    valuation allowance                      935,679              --                --
Other                                        108,688             9,433             3,538
                                        ------------      ------------      ------------

                                        $ (1,005,858)        2,116,000         1,746,000
                                        ============      ============      ============

                          EVTC, INC. AND SUBSIDIARIES

The temporary differences that give rise to a significant portion of deferred tax assets and liabilities (continuing and discontinued operations) as of September 30, 1998 and 1997 are as follows:


                                                                     1998              1997
                                                                ------------      ------------
Deferred tax assets:
    Allowance for bad debts                                     $    656,731           126,972
    Inventory reserve                                              1,997,957           474,000
    Net operating loss carryforwards                                 272,777              --
    Plant and equipment                                               13,385             4,780
    Other                                                            109,415            25,098
                                                                ------------      ------------

           Gross deferred tax assets                               3,050,265           630,850
Valuation allowance                                               (3,034,294)             --
                                                                ------------      ------------

           Deferred tax assets - net of valuation allowance           15,971           630,850
                                                                ------------      ------------

Deferred tax liabilities - other                                      15,971            19,257

                                                                ------------      ------------
           Net deferred tax assets                              $       --             611,593
                                                                ============      ============

       Valuation allowance for 1998 is allocated $935,679 to continuing operations and $2,098,615 to discontinued operations.

       The valuation allowance for deferred tax assets as of September 30, 1998 was $3,034,294. The net change in the total valuation allowance for the year ended September 30, 1998 was an increase of $3,034,294. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon current year losses and the preceding criteria, management recorded a valuation allowance for deferred tax assets at September 30, 1998.

       At September 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $800,000 which are available to offset future federal taxable income if any, through 2013.

(8)    DISCONTINUED OPERATIONS

       During July 1998, the Company's Board of Directors adopted a plan to discontinue its Recycling and Recovery Equipment business segment. The Company has initiated a liquidation program to sell all assets of the segment. Management intends for the disposal of the segment to be completed by June 30, 1999 (the Phase-Out Period). Accordingly, the operating results of the Recycling and Recovery Equipment business operations, including provisions for lease termination costs, employee benefits and expenses during the Phase-Out Period of approximately $477,000 and a write-down of inventory, accounts receivable, leasehold improvements, and equipment to estimated net realizable

                          EVTC, INC. AND SUBSIDIARIES
values of $4,796,005 have been segregated from continuing operations and reported as a separate line item in the accompanying consolidated statement of operations.

The Company has recasted the accompanying 1997 and 1996 consolidated statements of operations to present the operating results of the Recycling and Recovery Equipment business segment as discontinued operations. The consolidated balance sheet at September 30, 1997 has been recast to segregate assets and liabilities of the discontinued segment.

Operating results (exclusive of any corporate charges and interest expense and the aforementioned provisions) from the discontinued Recycling and Recovery Equipment segment are as follows:


                                          1998              1997              1996
                                      ------------      ------------      ------------
Revenues                              $  1,176,453         2,352,789         2,885,295
                                      ============      ============      ============

Loss before income taxes              $ (1,024,840)       (3,594,994)       (1,380,065)
Income tax benefit                            --          (1,219,000)         (468,000)
                                      ============      ============      ============
Loss from discontinued operations     $ (1,024,840)       (2,375,994)         (912,065)
                                      ============      ============      ============

During the fourth quarter of fiscal 1997, the Company recorded a charge of approximately $1,600,000 to write down recycling and recovery equipment inventories to estimated net realizable values.

Assets and liabilities of the discontinued Recycling and Recovery Equipment business segment are as follows:


                                1998             1997
                            ------------     ------------
Assets:
    Accounts receivable     $    130,000          395,907
    Inventories                1,436,948        7,136,826
    Equipment and other           30,000          233,576
                            ------------     ------------

                            $  1,596,948        7,766,309
                            ============     ============

Liabilities:
    Accounts Payable             165,000        1,036,266
    Accrued Liabilities          311,687          128,826
                            ------------     ------------
                            $    476,687        1,165,092
                            ============     ============

                          EVTC, INC. AND SUBSIDIARIES

(9)    STOCK OPTIONS

       (a)    EMPLOYEE

              The Company has two stock option plans (the Option Plans) pursuant to which 500,000 shares of common stock for each plan have been reserved for issuance upon the exercise of options designated as either (a) incentive stock options (ISOs) under the Internal Revenue Code of 1986, as amended, or (b) non-qualified options. ISOs may be granted under the Option Plans to employees and officers of the Company. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. The options are exercisable for a period that ends five years from the date the options become exercisable.

              Transactions relating to the Option Plans for the years ended September 30, 1998, 1997 and 1996 are summarized as follows:


                                    1998                          1997                         1996
                            -----------------------      -----------------------      ----------------------
                                           WEIGHTED                     WEIGHTED                    WEIGHTED
                                           AVERAGE                      AVERAGE                     AVERAGE
                                           EXERCISE                     EXERCISE                    EXERCISE
                             SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                            --------      ---------       -------      ---------       -------      ---------
Outstanding at
    beginning of year        316,500      $    7.56       370,000      $    7.90       256,000      $    7.40
Granted                      100,000           5.10        76,000           7.63       159,000           9.13
Exercised                       --             --         (47,833)          7.83        (3,000)          6.00
Forfeited                   (133,000)          6.58       (81,667)          9.25       (42,000)          9.40
                            --------      ---------       -------      ---------       -------      ---------

Outstanding at end of
    year                     283,500      $    7.15       316,500      $    7.56       370,000      $    7.90
                            ========      =========       =======      =========       =======      =========



Options exercisable at
    year end                 160,500      $    8.03       204,668      $    7.35       209,670      $    7.11
                            ========      =========       =======      =========       =======      =========

Weighted average
    fair value of
    options granted
    during the year                       $    1.52                    $    1.70                    $    2.20
                                          =========                    =========                    =========

                          EVTC, INC. AND SUBSIDIARIES

              The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions. Expected life of 5.0 years; expected volatility of 48% in 1998, 17% in 1997 and 20% in 1996; expected dividend yield of 0%; and risk-free interest rate of 4.25% in 1998, 6.22% in 1997 and 6.17% in 1996.


                                                            OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                            AT SEPTEMBER 30, 1998            AT SEPTEMBER 30, 1998
                                                       -------------------------------  -------------------------------
                                                          WEIGHTED
                                                           AVERAGE         WEIGHTED                         WEIGHTED
                    RANGE OF/OR                           REMAINING         AVERAGE                         AVERAGE
                     EXERCISE           NUMBER           CONTRACTUAL       EXERCISE        NUMBER           EXERCISE
                       PRICE          OUTSTANDING           LIFE             PRICE       EXERCISABLE         PRICE
               ------------------    --------------    ---------------   -------------  --------------   --------------
               $       6.00              22,500               1.03       $    6.00          22,500       $     6.00
                    7.63 - 11.88        161,000               4.33            8.58         103,000             9.16
                    3.00 -  6.00        100,000               2.85            5.10          35,000             6.00
                                     --------------    ---------------   -------------  --------------   --------------
                                        283,500               3.54       $    7.15         160,500       $     8.03
                                     ==============    ===============   =============  ==============   ==============

              The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans and stock purchase plans in its consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts as indicated below (in thousands of dollars, except per share amounts):


                                                                      1998               1997               1996
                                                                 ----------------   ---------------    ----------------
               Net income (loss):
                   As reported                                     $ (11,485)               885           1,728
                   Pro forma                                         (11,581)               841           1,710
               Diluted income (loss) per share:
                   As reported                                     $  (2.30)                .18             .34
                   Pro forma                                          (2.32)                .17             .33

              The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future results. SFAS No. 123 does not apply to awards prior to fiscal 1996.

       (B)    NONEMPLOYEE

              On September 16, 1998 the Company executed an agreement (Agreement) with Colmen Capital Advisors, Inc. ("Colmen") to provide certain business improvement services to the Company over a one-year period. Pursuant to the Agreement, services include, among others, establishing a strategic business plan, developing an annual operating plan, implementing day-to-day business and management accountability, formulating a corporate financing structure and

                          EVTC, INC. AND SUBSIDIARIES
              implementing a strategic acquisitions and mergers program. Pursuant to the Agreement the Company is to pay Colmen $17,500 each month (subsequently increased in November 1998 to $30,000 each month) for these services, and to grant Colmen options to acquire 500,000 shares of common stock at an exercise price of $2.23 per share 90 days from the Agreement date of which 250,000 options vest and are exercisable immediately and 250,000 options vest and are exercisable six months and one day from the Agreement date. In addition, the Company agreed to issue options to acquire 500,000 common shares six months and one day from the Agreement date that will vest and become exercisable immediately at an exercise price of $5 per share. The options terminate the earlier of one year after termination of the Agreement by either party or three years after the Agreement date. The Company may terminate this Agreement in the event Colmen fails to pursue in good faith its obligation duties as specified in the Agreement. The fair value of the options will ultimately be measured at the performance commitment date and will be charged to expense from the Agreement date to the respective vesting dates. Based upon the fair value of the options as of September 30, 1998, compensation expense for the period from the Agreement date to September 30, 1998 was not material.

                          EVTC, INC. AND SUBSIDIARIES


(11)   INDUSTRY SEGMENTS


                                        REFRIGERANT          BALLAST            CORPORATE
                                          PRODUCT           RECYCLING           AND OTHER         CONSOLIDATED
                                     ---------------     ---------------     ---------------     ---------------
Year ended September 30, 1998:
    Net sales                        $    34,482,160           4,001,010                --            38,483,170
                                     ===============     ===============     ===============     ===============

   Operating income (loss)           $    (4,492,954)            315,115            (866,890)         (5,044,729)
                                     ===============     ===============     ===============     ===============

   Identifiable assets at
     September 30, 1998              $    17,560,061           2,112,970           3,887,937          23,560,968
                                     ===============     ===============     ===============     ===============

   Depreciation and amortization     $       651,152             134,043                --               785,195
                                     ===============     ===============     ===============     ===============

   Capital expenditures              $       207,116              69,836                --               276,952
                                     ===============     ===============     ===============     ===============

Year ended September 30, 1997:
   Net sales                         $    50,605,971           4,490,983                --            55,096,954
                                     ===============     ===============     ===============     ===============

   Operating income                  $     6,210,370             414,961            (267,580)          6,357,751
                                     ===============     ===============     ===============     ===============

   Identifiable assets at
     September 30, 1997              $    24,556,793           1,485,291           8,892,272          36,934,356
                                     ===============     ===============     ===============     ===============

   Depreciation and amortization     $       657,287             131,040                --               788,327
                                     ===============     ===============     ===============     ===============

   Capital expenditures              $       804,046              71,678                --               875,724
                                     ===============     ===============     ===============     ===============

Year ended September 30, 1996:
   Net sales                         $    25,870,777           5,786,603                --            31,657,380
                                     ===============     ===============     ===============     ===============

   Operating income                  $     4,454,627             468,909            (187,005)          4,736,531
                                     ===============     ===============     ===============     ===============

   Identifiable assets at
     September 30, 1996              $    21,594,982           1,669,827           8,641,918          31,906,727
                                     ===============     ===============     ===============     ===============

   Depreciation and amortization     $       578,992              87,078                --               666,070
                                     ===============     ===============     ===============     ===============

   Capital expenditures              $       944,624             161,966                --             1,106,590
                                     ===============     ===============     ===============     ===============

Operating income (loss) is net sales less cost of sales and selling, general and administrative expenses. In computing operating income (loss), income taxes, interest expense and other income or expense are not included.

                          EVTC, INC. AND SUBSIDIARIES

(12)   COMMITMENTS AND CONTINGENCIES

       (a)    COMMITMENTS

              The Company leases its New Jersey office and warehouse facilities on a month-to-month basis from its principal shareholder at an annual cost of $120,000 in fiscal 1998, 1997 and 1996. The Company also leases other operating and office facilities pursuant to operating leases expiring through 2001.

              The following is a schedule of future minimum rental payments under operating leases:

                    1999          $401,269
                    2000           189,007
                    2001            21,000
                                  --------

                    Total         $611,276
                                  ========

              Total rental expense was $606,708, $534,015 and $513,473 for the years ended September 30, 1998, 1997 and 1996, respectively.

       (b)    CONTINGENCIES

              The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

              The Company is self-insured for product liability in connection with the marketing and sale of its refrigerants. No material losses have occurred during the periods presented.

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

              The Company's ballast recycling subsidiary has obtained approval from the EPA as a qualified recycler of waste materials. In connection therewith, the Company entered into an agreement with the EPA to set aside in a Closure Trust Fund, beginning in 1994, approximately $112,500 (annually adjusted for inflation), which was payable over a three-year period in equal annual installments of $37,500. The purpose of this fund is to accumulate resources required to clean up the Company's recycling facility upon closure. As of September 30, 1998, the Company has fully funded this obligation. The Company does not expect any significant cleanup costs in connection with the closure of its facility.

                                                                    SCHEDULE II

                           EVTC, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



                        ENVIRONMENTAL TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                 Years ended September 30, 1998, 1997 and 1996


                                                                ADDITIONS            OTHER
                                             BEGINNING          CHARGED TO        ADDITIONS OR           ENDING
                                             BALANCE             EXPENSE          (DEDUCTIONS)          BALANCE
                                         ------------           ------------      -------------         -----------
Allowance for doubtful accounts:
    Continuing Operations:

       1998                              $    177,430              1,524,723           (189,285)          1,512,868

       1997                                   171,085                170,659           (164,314)            177,430

       1996                                    86,400                206,683           (121,998)            171,085

    Discontinued Operations:

       1998                              $    140,000                278,695                --              418,695

       1997                                    20,000                120,000                --              140,000

       1996                                    20,000                    --                 --               20,000

Reserve for inventory obsolescence:
    Continuing Operations:

       1998                              $        --                     --                 --                  --

       1997                                       --                     --                 --                  --

       1996                                       --                     --                 --                  --

    Discontinued Operations:

       1998                              $  1,185,000              4,796,005            104,661           5,876,344

       1997                                    60,000              1,625,000            500,000           1,185,000

       1996                                    60,000                    --                 --               60,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


         The directors and executive officers of the Company as of September 30,1998 were:


NAME                       AGE            POSITION
-----------------          ---          ----------------------
George Cannan, Sr          55           Chairman and Director

Jim Burns                  48           President and Director

Caroline Costante          36           Secretary and Director

John Stefiuk               47           Director


    GEORGE CANNAN, SR. founded Environmental Materials Corp. ("EMC") a wholly-owned subsidiary of the Company in 1975 and has been President, Chief Executive Officer and a director of EMC since that time. Mr. Cannan founded the Company in 1989 and was President and Chief Executive Officer until December 31, 1995 and has been Chairman of the Board and a director of the Company since 1989. In July 1992, EMC became a wholly owned subsidiary of the Company. Mr. Cannan has been responsible for all phases of the Company's operations since its inception. Prior to founding EMC, Mr. Cannan was a manufacturer's representative in the automotive industry.

    JIM BURNS has been President of EMC since April 1996 and President and a Director of the Company since February 1997. Prior to that he owned and operated manufacturers' representative firm.

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

    In November 1998, Jim Hellauer and Peter Colella, two members of Colmen, were added to the Board of Directors. Carol Costante resigned from the Board of Directors in November 1998. Additionally, Jim Hellauer was appointed Chief Executive Officer by the Company's Board of

Directors. George Cannan remains the Company's Chairman. See "Consulting Agreement" disclosure in Item 1 regarding the Company's relationship with Colmen.

INFORMATION CONCERNING BOARD

    The Board of Directors met once during the 1998 fiscal year to authorize the discontinuation of operations of the Company's recovery and recycling equipment business segment.

    The Board of Directors has an Audit Committee and a Compensation Committee, both consisting of George Cannan, Sr., and John Stefiuk in fiscal 1998. The Audit Committee is responsible for reviewing the Company's audited financial statements, meeting with the Company's independent accountants to review the Company's internal controls and financial management practices and examining all agreements or other transactions between the Company and its directors and officers (other than those compensation functions assigned to the Compensation Committee) to determine whether such agreements or transactions are fair to the Company's shareholders.

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

    In November 1998, the Board of Directors restructured its Audit and Compensation Committees. The restructured Audit Committee is composed of Peter Colella and John Stefiuk. The restructured Compensation Committee is composed of Jim Hellauer and George Cannan. In addition, an Executive Committee was formed. The Executive Committee possesses the authority to act, between meetings of the full Board of Directors, on any matter that might properly be brought before the Board of Directors, subject to exceptions for certain major matters. Jim Hellauer, George Cannan and Jim Burns serve on the Executive Committee.

    PETER COLELLA is the Managing Director of Colmen. Mr. Colella is also Executive Vice President of Windsor Sheffield & Company, a subsidiary of Colmen. Mr. Colella has been in the investment banking business since 1981. Prior to forming Colmen, Mr. Colella was Chief Financial Officer of a major packaging machinery manufacturing company and a financial officer for the North American operations of Royal Doulton China, Ltd. Mr. Colella holds a B.S. from LaSalle University and an MBA from St. John's University.

    JAMES HELLAUER is Executive Director of Colmen Mr. Hellauer joined Colmen Capital Advisors, Inc. in 1997. Prior to joining Colmen, Mr. Hellauer owned and operated an investment-banking firm specializing in corporate reorganizations, restructuring, turnarounds, sales, debt financing, and operations improvement programs. Mr. Hellauer has over 35 years of Senior Management experience in a wide range of manufacturing, distribution, and service industries. Mr. Hellauer holds a B.S. degree from the U.S. Naval Academy and a M.B.A. from Harvard University.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table sets forth, compensation for the Company's Chairman and Chief Executive Officer ("CEO) and each officer that earned over $100,000 during such years (the "Named Executives"):


Name and Principal Position    Year     Salary ($)            Bonus ($)
---------------------------    ----     ----------            ---------
George Cannan, Sr.
      Chairman/CEO             1998     $200,000               (1)
                               1997     $200,000               (1)
                               1996     $200,000               (1)

B. Brinkerhoff McCagg(2)
      CEO                      1996     $125,000               (1)

Jim Burns
      President                1998     $140,000               (1)
                               1997     $110,000

(1) Represents less than 10% of the Executive's compensation.
(2) Mr. McCagg resigned in 1996.

Stock Option Grants in Last Fiscal Year

    No Named Executive received stock options during the fiscal year. No stock appreciation rights were awarded during the year ended September 30, 1998.


Option Exercises During, and Stock Options Held at End of Fiscal 1998

    The following table indicates the total number and value of exercisable stock options held by the Named Executives as of September 30, 1998. No options were exercised by the Named Executives in the fiscal year ended September 30, 1998:


                                                                               VALUE OF UNEXERCISED
                                            NUMBER OF UNEXERCISED              IN-THE-MONEY OPTIONS
                                            OPTIONS AT FISCAL YEAR END         AT FISCAL YEAR END (1)
                                            ---------------------------------------------------------
NAME                               EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
------------------                 -----------      -------------     -----------      -------------
George Cannan, Sr.                         0                 0            0                  0
Jim Burns                             42,000            58,000            0                  0
Caroline Costante                     15,000                 0            0                  0
John Stefiuk                          10,000                 0            0                  0

(1) Based on the last sale price for the Company's Common Stock on September 30, 1998 (the last day the Common Stock traded in the 1998 fiscal year) of $1.63 per share, as reported by NASDAQ.

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

     The purpose of the Option Plans is to encourage stock ownership by certain directors, officers and employees of the Company and certain other people' instrumental to the success of the Company and give them a greater personal interest in the success of the Company. The Option Plans are administered by the Board of Directors. The Board, within the limitations of the Option Plans, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights by the Company are to be imposed on shares subject to options. ISOs granted under the Option Plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant. The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Non-qualified options granted under the Option Plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the Option Plans will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Any options granted under the Option Plans are not transferable during the optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

    As of the date of this Report, options to purchase an aggregate of 283,500 shares of Common Stock are outstanding under the 1992 and 1996 Plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of September 30, 1998, the name and number of shares of Common Stock held by each person known to the Company to own beneficially more than five percent (5%) of the Company's Common Stock and the number of shares owned by each director and executive officer of the Company and all directors and executive officers as a group. Each of the following has an address c/o Environmental Technologies Corp., 121 S. Norwood Dr., Hurst, Texas 76053. All shares are owned directly by the named person.


                                            NUMBER OF
NAME                                        SHARES OWNED             PERCENT OF CLASS(1)
----                                        ------------             ----------------
George Cannan, Sr.                           1,719,793                     35.6%

Jim Burns                                       42,000(2)                   0.9%

Caroline Costante                               88,261(3)                   1.7%

David Keener                                    40,000(4)                   0.8%

John Stefiuk                                    10,000(5)                   0.2%

Hartland Advisors                              773,788(6)                  15.2%

---------
All Directors and Officers as
  a Group (5 persons)                        1,900,054(7)                  40.7%

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

(2) Consists of 100,000 shares of Common Stock issuable upon the exercise of stock options (42,000 of which are presently exercisable).

(3) Includes 15,000 shares of Common Stock issuable upon the exercise of stock options, which are presently exercisable.

(4) Includes 70,000 shares of Common Stock issuable upon the exercise of stock Options (35,000 of which are presently exercisable).

(5) Consists of 10,000 shares of Common Stock issuable upon the exercise of stock options, which are presently exercisable.

(6) Hartland Advisors sold a significant portion of stock subsequent to year-end. As of December 31, 1998, Hartland Advisors owned approximately 476,000 shares of Common Stock.

(7) Includes 42,000, 15,000 and 10,000 shares of Common Stock issuable to Jim Burns, Caroline Costante and John Stefiuk, respectively, upon the exercise of stock options, which are presently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company's refrigerant packaging and distribution operations are located in a 21,000 square foot building situated at 550 James Street, Lakewood, New Jersey 08701. The building is leased at a rental of $10,000 per month from George Cannan, Sr., the Company's founder, Chairman and principal stockholder, pursuant to a month-to-month lease. The Company believes that the terms of such lease are at least as favorable as those which it could obtain from a non-affiliated third party.

    As of September 30, 1998, the Company had a $200,000 non-interest-bearing advance to George Cannan. This advance was converted to an interest-bearing, note secured by the 21,000 square foot building located at 550 James Street in Lakewood New Jersey, on January 7, 1999.


ITEM 14.         EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT      DESCRIPTION

    3.1          Amended and Restated Certificate of Incorporation*
    3.2          By-Laws*
    4.1          Form of Underwriter's Warrant*
    4.2          Form of Warrant Agency Agreement together with
                 attached form of Redeemable Common Stock Purchase
                 Warrant*
    10.1         1992 Stock Option Plan*
    10.2         1996 Stock Option Plan**
    21.1         Subsidiaries of Registrant
    23.1         Consent of KPMG LLP
    27           Financial Data Schedule

* Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-53496) and incorporated herein by reference.

** Filed as an Exhibit to the Company's Proxy Statement dated June 27, 1996 and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Hurst, State of Texas on the 12th day of January, 1999.

                                  EVTC, INC.


                                  BY:    /s/George Cannan, Sr.
                                    ----------------------------------
                                  GEORGE CANNAN, SR., Chairman


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated:



SIGNATURE                                 TITLE                                        DATE
---------                                 -----                                        ----
/s/George Cannan, Sr.
------------------------                  Chairman                              January 12, 1999
GEORGE CANNAN, SR.


/s/Jim Hellauer                           Chief Executive Officer and           January 12. 1999
------------------------                  Director
JIM HELLAUER


/s/David Keener                           Chief Financial Officer               January 12, 1999
------------------------
DAVID KEENER


/s/Jim Burns                              EMC President and                     January 12, 1999
------------------------                  Director
JIM BURNS


/s/John Stefiuk
------------------------                  Director                              January 12, 1999
JOHN STEFIUK


/s/Peter Colella
------------------------                  Director                              January 12, 1999
PETER COLELLA


                               INDEX TO EXHIBITS

Exhibit No.              Description
-----------              -----------
   3.1                   Amended and Restated Certificate of Incorporation*
   3.2                   By-Laws*
   4.1                   Form of Underwriter's Warrant*
   4.2                   Form of Warrant Agency Agreement together with
                         attached form of Redeemable Common Stock Purchase
                         Warrant*
   10.1                  1992 Stock Option Plan*
   10.2                  1996 Stock Option Plan**
   21.1                  Subsidiaries of Registrant
   23.1                  Consent of KPMG LLP
   27                    Financial Data Schedule