Form 10-Q
period 1998-12-31
EVTC INC
filed 1999-02-16
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended December 31, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

                         Commission File Number 0-20986


                                   EVTC, INC.
               (Exact name of issuer as specified in its charter)


     Delaware                                              22-3005943
----------------------------                   ---------------------------------
(State or other Jurisdiction                            (I.R.S. Employer
of incorporation or Organization)                       Identification No.)

 121 South Norwood Drive
    Hurst, Texas                                              76053
----------------------------                   ---------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                  (817)282-0022
            --------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. XX Yes No

The  number  of  shares   outstanding  of  the  registrant's   common  stock  is
4,989,719(as of February 10, 1999).


                               Page 1 of 12 pages.
                             There are no exhibits.

                           EVTC,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                  December 31,     September 30,
                  ASSETS
                                                     1998               1998
                                                   -----------------------------



         Current Assets:
           Cash and cash equivalents ...........   $  4,477,564    $  4,511,195
           Accounts receivable, net ............      2,889,851       5,144,724
           Due from officer ....................        371,016         200,000
           Income taxes receivable .............      1,405,400       1,423,659
  Inventories ..................................      8,615,703       7,236,440
  Other current assets .........................        585,028         442,200
  Assets of discontinued operations ............      1,472,797       1,596,948
                                                     ----------     ------------

         Total current assets ..................     19,817,359      20,555,166

Property and equipment,net .....................      1,507,593       1,646,941
Goodwill, net ..................................        548,681         560,965
Other Assets ...................................        618,267         797,896
                                                     ----------      -----------

         Total assets ..........................   $ 22,491,900    $ 23,560,968
                                                     ==========      ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
           Notes payable .......................   $ 11,992,380    $ 11,992,380
  Accounts payable .............................      2,943,415       2,338,740
     Liabilities of discontinued
    operations .................................        355,371         476,687
  Accrued liabilities ..........................        903,779       1,643,593
                                                     ----------     ------------
         Total current liabilities .............     16,194,945      16,451,400


Stockholders' Equity
  Common stock .................................         49,897          49,897
  Paid-in-capital ..............................     11,396,532      11,396,532
  Retained earnings ............................     (5,149,474)     (4,336,861)
                                                     ----------      -----------
         Total stockholders' equity ............      6,296,955       7,109,568
                                                     ----------      -----------

         Total liabilities and
           stockholders' equity ................   $ 22,491,900    $ 23,560,968
                                                     ==========     ============



See Accompanying Notes to Consolidated Financial Statements.

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                  Three Months Ended December 31

                                                     1998             1997
                                                   -------------------------

Net sales ..................................      $ 4,533,038       $ 6,129,375
Cost of sales ..............................        3,253,858         4,631,934
                                                    ---------       -----------

     Gross profit ..........................        1,279,180         1,497,441

Selling, general and
   administrative expenses .................        1,859,303         1,792,528
                                                    ---------       -----------

     Operating income (loss) ...............         (580,123)         (295,087)

Interest expense ...........................          240,179           251,873

Other income, net ..........................            7,689            14,293
                                                    ---------       -----------

Income(Loss)from continuing
     operations before income taxes ........         (812,613)         (532,667)

Income taxes ...............................             --            (212,800)
                                                    ---------       -----------


Discontinued equipment products
     operations:

Loss from discontinued operations,
     net of income taxes ...................             --            (214,045)
                                                    ---------       -----------


Net income (loss) ..........................      $  (812,613)      $  (533,912)
                                                  ============      ============

Income (loss) per share Basic:
 Continuing operations .....................      $     (0.17)      $     (0.07)
 Discontinued operations ...................             --               (0.04)
                                                  -----------       ------------
                                                        (0.17)            (0.11)

Diluted:
 Continuing operations .....................      $     (0.17)      $     (0.07)
 Discontinued operations ...................             --               (0.04)
                                                  ------------      ------------
                                                        (0.17)            (0.11)

See Accompanying Notes to Consolidated Financial Statements.

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                           Three Months Ended December 31

                                                 1998            1997
                                           ------------------------------
Cash Flows From Operating Activities:
  Net income (loss) ......................   $  (812,613)   $  (319,867)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
        Depreciation and amortization ....       157,823        195,455
        Changes in assets and liabilities:
        Accounts receivable ..............     2,254,873        608,034
        Due from officer .................      (171,016)       100,000
        Income taxes receivable ..........        18,259
        Inventory ........................    (1,379,263)      (938,667)
        Other current assets .............      (142,828)      (113,470)
        Other assets .....................       179,629         24,746
Increase (Decrease) in liabilities:
        Assets of discontinued operations        124,151        209,423
        Liabilities of discontinued
           operations ....................      (121,316)      (257,778)
        Accounts payable and accrued
          liabilities ....................      (135,139)      (359,934)
                                                --------       ---------

          Net cash used in
            operating activities .........       (27,440)      (852,058)

Cash Flows From Investing Activities:
  Capital expenditures ...................        (6,191)       (71,058)

Cash Flows From Financing Activities:
  Proceeds from short-term debt ..........          --           20,280
                                                 ---------      --------



Net (decrease) in cash and
  cash equivalents .......................       (33,631)      (902,836)

Cash and cash equivalents - Beginning
  of period ..............................     4,511,195      2,321,071
                                                 --------      ---------

Cash and cash equivalents - End of
  period .................................   $ 4,477,564    $ 1,418,235
                                                ========      =========


         See Accompanying Notes to Consolidated Financial Statements.

                           EVTC,INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



Note 1. Nature Of Business And Significant Accounting Policies

     EVTC, Inc. (the "Company") was incorporated under the name
"Environmental Technologies Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." The Company is engaged in the marketing and sale of refrigerants, refrigerant reclaiming services and recycling of fluorescent light ballasts and lamps. The Company also manufactured and distributed refrigerant recycling and recovery equipment prior to the discontinuation of such operations in July 1998.

     The consolidated financial statements include the financial statements of EVTC, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial information furnished herein has not been audited by independent accountants; however in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three month period ended December 31, 1998 and December 31, 1997, respectively, have been made. The results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 2. Income Per Share

     Net income (loss) per share in the first quarter of fiscal years 1998 and 1999 is computed on the basis of the weighted average number of common shares outstanding in the period (4,989,719). The effect of dilutive options and warrants is immaterial.

Note 3. Income Taxes

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

     Based upon fiscal 1998 losses, management recorded an approximate $3 million valuation allowance for deferred tax assets at September 30, 1998. The first quarter 1999 operating loss increased the valuation allowance for deferred tax assets to an approximate $3.3 million. In addition to the $3.3 million in deferred tax assets, the Company has fiscal 1998 net operating loss carryforwards for federal income tax purposes of $800,000 which are available to offset future federal taxable income if any, through 2013. Due to the 100% valuation allowance placed on these assets, they are reflected at zero value on the Company's September 30, 1998 and December 31, 1998 Consolidated Balance Sheets.

Note 4.  Discontinued Operations

     During July 1998, the Company's Board of Directors adopted a plan to discontinue its Recycling and Recovery Equipment business segment. The Company has initiated a liquidation program to sell all assets of the segment. Management intends for the disposal of the segment to be completed by June 30, 1999 (the Phase-Out Period). The Company has recasted the accompanying consolidated statements of operations to present the operating results of the Recycling and Recovery Equipment business segment as discontinued operations. The accompanying consolidated balance sheets segregate assets and liabilities of the discontinued segment.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Results of Operations

         The Company's fiscal year-end is September 30.

         The following discussion of results of operations for the three-month period ended December 31, 1998 and should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report.

Three months ended December 31, 1998 as compared to the three months ended December 31, 1997

         Revenues for the three-month period ended December 31, 1998 were approximately $4.5 million, as compared to revenues of approximately $6.1 million for the three-month period ended December 31, 1997, a decrease of approximately $1.6 million, or 26%. The decrease in sales is primarily attributed to a continued decline in the amount of R-12 sold during the period. The decline in R-12 sales during this period is a result of most large automotive customers delaying their purchasing until the spring and summer months. The delay in the buying of R-12 is a result of more stable pricing throughout the year and the continued decline in demand for R-12.

         Offsetting the decline in R-12 sales during the quarter is a significant sales backlog of approximately $1.5 million at December 31, 1998. During the period ended December 31, 1998, the Company initiated an aggressive preseason sales program to lock in large customers prior to the start of the refrigerant season. The Company anticipates that its entire sales backlog at December 31, 1998 will be shipped and recognized as revenue in the second and third quarters of fiscal 1999. Gross margin for the three-month period ended December 31, 1998 represented 28% of revenue compared to 24% for the three-month period ended December 31, 1997, which also off set the decline in revenue during the three month period ended December 31, 1998.

     Sales of refrigerant R-12 continue to provide a significant portion of the Company's revenues, although its relative percentage is declining. The decline in R-12 sales is primarily attributed to the significant increase in the demand for R-134a, the replacement for R-12, and the Company's increasing emphasis on refrigerant reclaiming and commercial refrigerant sales. The Company's ability to maintain its current level of R-12 sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of R-12 or R-134a refrigerant and historically has purchased from a number of manufacturers and suppliers. The Company's refrigerant reclaiming and separation activities will continue to serve as an important source of R-12, as well as other CFC refrigerants.

     The costs of sales for the three month period ended December 31, 1998 were approximately $3.3 million, as compared to $4.6 million for the three-month period ended December 31, 1997, a decrease of approximately $1.3 million, or 28%. This decrease is the result of decreased refrigerant sales activity and a change in product mix for the period.

     Selling, general, and administrative expenses for the three-month period ended December 31, 1998 increased $66,775 from the three-month period ended December 31, 1997.The increase is primarily attributable to the Company's increased presence in industry trade shows and the management fees paid to Colmen Capital Advisors, Inc. The Company's management initiated a cost reduction program late in the first quarter, resulting in approximately $60,000 in reduced salaries. Management anticipates the cost reduction program to have a significant impact in the second quarter of fiscal 1999.

     Due to losses in fiscal 1998, the Company did not record a tax benefit for the operating loss for the three month period ended December 31, 1998(See Note 3
- Income taxes in Notes to the Consolidated Financial Statements). The Company's management anticipates tax benefits to be recorded in future quarters as net income is recognized.

         The Company's operating results vary from period to period as a result of weather conditions and the availability and price of refrigerant products (virgin and reclaimable). The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the second and third fiscal quarters. Accordingly, the first and fourth fiscal quarters of the Company's operations have been characterized by inventory build-up and seasonal operating losses resulting in periodic operating cash flow short falls. The
Company's results of operations for the three-month period ended December 31, 1998 may not necessarily be indicative of the Company's future operating results.


Liquidity and Capital Resources

         The Company had working capital of approximately $3.6 million at December 31, 1998, as compared to working capital of approximately $4.1 million at September 30, 1998. The Company relies on its bank debt as a source of funds for operations. The Company has financed its working capital requirements through operating cash flow and a $13.5 million working capital revolving line of credit obtained from a bank (the "Credit Facility).

At December 31, 1998, the line of credit advance balance was approximately $12 million.

     Borrowings outstanding under the Credit Facility bear interest at the bank's prime rate. The Credit Facility is secured by eligible accounts receivable, eligible inventory and property and equipment. At December 31, 1998 the balance outstanding under the Credit Facility exceeded eligible security by $897,987. As a result, the Company is not currently able to draw additional funds under the Credit Facility. The Company has received a non-binding verbal agreement from the bank to extend the due date for 120 days to allow the Company to obtain long term permanent financing from another financial institution. The Company is negotiating with a number of other banks and financial institutions to refinance the existing bank note payable and provide the Company with a long-term credit facility. Based on negotiations to date and its operating and financial forecast for 1999, Company management believes they will be able to obtain replacement financing within the 120-day extension period. The Company believes that current cash on hand and cash provided by operations is sufficient to fund the Company's working requirements until permanent long term financing is secured. Should the Company not succeed in refinancing the Credit Facility, the bank has the option to demand payment. The Company may not have the financial resources available to meet such a demand. The inability of the Company to refinance its existing indebtedness could have a material adverse effect on the Company's financial position, results of operations and liquidity.

     Net cash used by operating activities for the three-month periods ended December 31,1998 and 1997 was $27,440 and $852,058 respectively. Net cash used in investing activities was $6,191 and $71,058 for the three-month periods ending December 31, 1998 and 1997, respectively. Net cash provided by financing activities was $0 and $20,280 for the three-month periods ending December 31, 1998 and 1997, respectively.

     The Company had cash and cash equivalents of $4,477,564 and $4,511,195 at December 31, 1998 and September 30, 1998, respectively.

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


Item 3. Quantitative and Qualitative Disclosures About Market
        Risk

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

     Assuming the current variable rate debt and investment levels, a one-point change in interest rates would impact net interest expense by approximately $120,000.

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

Item 6.           Exhibits and Reports on Form 8-K

                           On  February  1,  1999,  the  Company  filed Form 8-K
               reporting the dismissal of KPMG Peat Marwick, LLP as its auditors.

                           There are no exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 EVTC,Inc.


Date:  February 16, 1999                    By: /s/ James C. Hellauer
                                                ----------------------
                                                James C. Hellauer
                                                Chief Executive Officer

                                               /s/  David Keener
                                               -----------------------
                                               Chief Financial Officer