Form 10-Q
period 1999-03-31
EVTC INC
filed 1999-05-14
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31,1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

                         Commission File Number 0-20986


                                   EVTC, INC.
               (Exact name of issuer as specified in its charter)



        Delaware                                                22-3005943
---------------------------                          ---------------------------
(State or other Jurisdiction                                  (I.R.S. Employer
of incorporation or Organization)                            Identification No.)

121 South Norwood Drive
  Hurst, Texas                                                    76053
---------------------------                          ---------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                  (817) 282-0022
            --------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. XX Yes No [GRAPHIC OMITTED] [GRAPHIC OMITTED]




The  number  of  shares   outstanding  of  the  registrant's   common  stock  is
5,010,719 (as of May 12,1999).


                               Page 1 of 14 pages.
                             There are no exhibits.

                           EVTC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                      March 31,    September 30,
                  ASSETS
                                                        1999            1998
                                                     ---------------------------
         Current Assets:
           Cash and cash equivalents .........      $ 3,328,183      $ 4,511,195
           Accounts receivable, net ..........        6,269,170        5,144,724
           Due from officer ..................          371,016          200,000
           Income taxes receivable ...........        1,373,659        1,423,659
  Inventories ................................        8,497,790        7,236,440
  Other current assets .......................          481,364          442,200
  Assets of discontinued operations ..........        1,361,293        1,596,948
                                                      ---------       ----------

         Total current assets ................       21,682,475       20,555,166

Property and equipment, net ..................        1,442,226        1,646,941
Goodwill, net ................................          536,397          560,965
Other Assets .................................          591,150          797,896
                                                      ---------      -----------

         Total assets ........................      $24,252,248      $23,560,968
                                                    ===========      ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
           Notes payable ...................     $ 11,992,380      $ 11,992,380
  Accounts payable .........................        4,498,919         2,338,740
  Accrued liabilities ......................        1,187,344         1,643,593
  Liabilities of discontinued operations....          262,531           476,687
                                                   ----------        -----------
         Total current liabilities .........       17,941,174        16,451,400


Stockholders' Equity
  Common stock .............................           49,897            49,897
  Paid-in-capital ..........................       11,396,532        11,396,532
  Retained deficit .........................       (5,135,355)       (4,336,861)
                                                   ----------        -----------
         Total stockholders' equity ........        6,311,074         7,109,568
                                                   ----------        -----------

         Total liabilities and
           stockholders' equity ............     $ 24,252,248      $ 23,560,968
                                                   ==========       ============



See Accompanying Notes to Consolidated Financial Statements.

                           EVTC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                         Three Months Ended March 31 Six Months Ended March 31
                                          1999            1998            1999           1998
                                  -----------------------------------------------------------------------

Net sales .........................   $ 10,115,430    $  8,335,314    $ 14,648,468    $ 14,464,689
Cost of sales .....................      8,060,984       6,787,975      11,314,842      11,419,909
                                        ----------       ---------      ----------      ----------
Gross profit ......................      2,054,446       1,547,339       3,333,626       3,044,780

Selling, general and
   administrative expenses ........      1,846,531       2,264,945       3,705,834       4,057,473
                                        ----------       ---------      ----------       ---------

     Operating income (loss) ......        207,915        (717,606)       (372,208)     (1,012,693)

Interest expense ..................        232,350         260,942         472,529         512,815

Other income, net .................         38,554          91,834          46,243         106,127
                                        ----------        --------       ---------       ---------

Income (loss) from continuing
     operations before income taxes         14,119        (886,714)       (798,494)     (1,419,381)

Income tax benefit ................            -0-        (357,249)            -0-        (570,049)
                                        ----------        --------       ---------       ---------

Income (loss) from continuing
     operations ...................         14,119        (529,465)       (798,494)       (849,332)


Discontinued equipment products
     operations:

Loss from discontinued operations,
     net of income taxes ..........            -0-        (207,246)            -0-       (421,291)
                                          ---------       ---------       --------       --------

Net income (loss) .................   $     14,119    $   (736,711)   $   (798,494)   $ (1,270,623)
                                          =========       =========       ========       =========

Income (loss) per share Basic:
 Continuing operations ............   $       0.00    $      (0.11)          (0.16)           (0.17)
 Discontinued operations ..........           0.00           (0.04)          (0.00)           (0.08)
                                          ---------       ---------       --------       ----------
                                              0.00           (0.15)          (0.16)           (0.25)

Diluted:
 Continuing operations ............   $       0.00    $      (0.11)          (0.16)           (0.17)
 Discontinued operations ..........           0.00           (0.04)          (0.00)           (0.08)
                                          ---------       --------        --------        ---------
                                              0.00           (0.15)          (0.16)           (0.25)

See Accompanying Notes to Consolidated Financial Statements.


                           EVTC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                             Six Months Ended March 31

                                              1999              1998
                                           -------------------------
Cash Flows From Operating Activities:
  Net income (loss) from continuing
        operations .......................   $  (798,494)   $  (849,332)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
        Depreciation and amortization ....       360,452        391,389
        Changes in assets and liabilities:
        Accounts receivable ..............    (1,124,446)    (1,671,160)
        Due from officer .................      (171,016)       100,000
        Income taxes receivable ..........        50,000
        Inventory ........................    (1,261,350)        20,048
        Other current assets .............       (39,164)       865,070
        Other assets .....................       206,746       (234,814)
Increase (Decrease) in liabilities:
        Accounts payable and accrued
          liabilities ....................     1,703,930         10,479
        Assets of discontinued operations        235,655        177,472
        Liabilities of discontinued
           operations ....................      (214,156)      (217,664)

          Net cash used in
            operating activities .........    (1,051,843)    (1,408,512)

Net Cash Used in Investing Activities:
  Capital expenditures ...................      (131,169)      (186,255)

Net Cash Provided By Financing Activities:
  Proceeds from short-term debt ..........          --        1,192,280

Net decrease in cash and
  cash equivalents .......................    (1,183,012)      (402,487)
                                               ----------      ---------
Cash and cash equivalents - Beginning
  of period ..............................     4,511,195      2,321,071
                                               ---------       ---------
Cash and cash equivalents - End of
  period .................................   $ 3,328,183    $ 1,918,584
                                               =========       =========



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

     The financial information furnished herein has not been audited by independent accountants; however in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three and six month periods ended March 31,1999 and March 31,1998, respectively, have been made. The results of operations for the six-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


Note 2. Income Per Share

     Net income (loss) per share for the first six months and for the second quarter of fiscal years 1998 and 1999 is computed on the basis of the weighted average number of common shares outstanding in the period (5,010,719). Options and warrants were not included in the calculation of diluted earnings per share for the three-month period ending March 31, 1998 and the six month periods ending March 31, 1999 and 1998 because their effect is anti-dilutive.

Note 3. Income Taxes

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     At September 30, 1998 the Company recorded a deferred tax asset of $3 million. This asset consisted mainly of reserves relating to bad debts and inventory reported differently for financial reporting and tax purposes, as well as net operating loss carryforwards. Operating losses sustained in the first six months of fiscal 1999 increased the deferred tax asset to approximately $3.3 million at March 31, 1999. Based on estimates of recoverability of the deferred tax asset at September 30, 1998 and March 31, 1999, the Company has recorded valuation allowances of $3 million and $3.3 million respectively. Due to the 100% valuation allowance placed on these assets, they are reflected at zero value on the Company's September 30, 1998 and March 31, 1999 consolidated balance sheet. The Company has available at September 30, 1998 net operating loss carryforwards, for federal income tax purposes, of $592,512 which are available to offset future federal taxable income, if any, through 2013.

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


                         3/31/99      9/30/98

Assets
 Accounts receivable   $  295,288   $  130,000
 Inventories .......    1,036,005    1,436,948
 Equipment and other       30,000       30,000
                                    ----------
                       $1,361,293   $1,596,948
Liabilities
 Accounts Payable ..      147,222      165,000
 Accrued Liabilities      115,309      311,687
                                    ----------
                       $  262,531   $  476,687

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Results of Operations

     The Company's fiscal year-end is September 30.

     The following discussion of results of operations for the three-month and six month periods ended March 31, 1999 and 1998 should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report.

Three months ended March 31, 1999 as compared to the three months ended March 31, 1998

     Revenues for the three-month period ended March 31, 1999 were approximately $10.1 million, as compared to revenues of approximately $8.3 million for the three-month period ended March 31, 1998, an increase of approximately $1.8 million, or 21%. The increase in sales is primarily attributed to an increase in the amount of R-134a sold during the period as the demand for R-134a continues to increase, as a replacement for R-12, and the increased pre-season sales of R-22. Sales of refrigerant R-12 continue to provide a significant portion of the Company's revenues, although its relative percentage is declining. The decline in R-12 sales is primarily attributed to the significant increase in the demand for R-134a, the replacement for R-12, and the Company's increasing emphasis on refrigerant reclaiming and commercial refrigerant sales. The Company's ability to maintain its current level of R-12 and R-134a sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of R-12 or R-134a refrigerant and historically has purchased from a number of manufacturers and suppliers. The Company's refrigerant reclaiming and separation activities will continue to serve as an important source of R-12, as well as other CFC refrigerants.

     Offsetting the decline in R-12 sales during the quarter is a significant sales backlog of approximately $2.3 million at March 31, 1999. During the period ended March 31, 1999, the Company continued an aggressive preseason sales program to lock in large customers prior to the start of the refrigerant season. The Company anticipates that its current sales backlog at March 31, 1999 will be shipped and recognized as revenue in the third quarter of fiscal 1999.

     The costs of sales for the three month period ended March 31, 1999 were approximately $8.1 million, as compared to $6.8 million for the three-month period ended March 31, 1998, an increase of approximately $1.3 million, or 19%. This increase is the result of increased refrigerant sales activity. Gross margin for the three-month period ended March 31, 1999 represented 20% of revenue compared to 18% for the three-month period ended March 31, 1998, due to a change in product mix and increase in price of R-134a.


     Selling, general, and administrative expenses for the three-month period ended March 31, 1999 decreased $418,414 from the three-month period ended March 31, 1998. The decrease is primarily attributable to the Company's cost reduction program initiated late in the first quarter, resulting in approximately $200,000 in reduced marketing, distribution, and administrative expenses related to Full Circle, Inc., the Company's refrigerant reclaiming subsidiary. Management anticipates the cost reduction program to have a continuing impact in the third quarter of fiscal 1999.

     In fiscal 1998 the Company recorded an income tax benefit only to the extent the Company was able to carry operating losses back to offset prior year income. No tax benefit was recorded for operating losses sustained in the six months ended March 31, 1999 based on management estimates of the recoverability of the deferred tax asset related to those losses. Due to losses in fiscal 1998 and the first quarter of fiscal 1999, the Company did not record a tax liability for the operating profit for the three month period ended March 31, 1999(See
Note 3 Income  taxes in Notes to the  Consolidated  Financial  Statements).  The
Company's management does not anticipate a tax liability to be recorded in future quarters of the fiscal year, as net income is recognized, based on the Company's $592,512 net operating loss carryforward.

     The Company's operating results vary from period to period as a result of weather conditions and the availability and price of refrigerant products (virgin and reclaimable). The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the second and third fiscal quarters. Accordingly, the first and fourth fiscal quarters of the Company's operations have been characterized by inventory build-up and seasonal operating losses resulting in periodic operating cash flow short falls. The Company's results of operations for the three-month period ended March 31, 1999 may not necessarily be indicative of the Company's future operating results.

Six months  ended March 31, 1999 as compared to the six months  ended March 31,
1998

     Revenues for the six-month period ended March 31, 1999 were approximately $14.6 million as compared to revenues of approximately $14.4 million for the six-month period ended March 31, 1998, an increase of approximately 1.2%. The increase in revenue was primarily attributed to an overall increase in refrigerant repackaging and refrigerant reclaiming revenues. Sales of R-134a increased for the period as the demand for R-134a continued to increase, as replacement for R-12. The decline in R-12 sales during the first six months is a result of most large automotive customers delaying their purchasing until spring and summer months. The delay in buying of R-12 is a result of more stable pricing throughout the year and the continued decline in demand for R-12, as it is replaced by R-134a. Since the cessation of production of CFC chemicals at December 31, 1995, the Company has sought to broaden its revenue base and to increasingly emphasize R-134a and other non-CFC refrigerants.

     In addition to the Company's continued efforts in the refrigerant repackaging, refrigerant reclaiming and ballast recycling industries, the Company operates LTI, the nation's largest mixed refrigerant processing facility. LTI continues to contribute earnings and was a major source of both CFC and non-CFC refrigerants.

     The costs of sales for the six-month period ended March 31, 1999 were approximately $11.3 million as compared to approximately $11.4 million for the six-month period ended March 31, 1998, an increase of approximately $100,000 or approximately .9 of 1%. The decrease is primarily attributable to improved gross margins on R-134a refrigerant sales and the change in refrigerant reclaiming product mix.

     Selling and administrative expenses decreased to $3.7 million for the six-month period ended March 31, 1999 from $4.0 million for the period ended March 31, 1998, a 8.7% decrease. The decrease was attributable primarily to the cost reduction programs implemented by the reclaiming and ballast recycling operations.

     The Company generated a net loss during the six-month period ended March 31, 1999 of approximately $798,000 as compared to a net loss of $1,419,000 during the six-month period ended March 31, 1998, a 43% improvement.

     Over the past year world wide production capacity of refrigerant R-134a has been significantly reduced. This has caused a shortage in availability of refrigerant R-134a, which is a major raw material product for the Company's refrigerant repackaging operations. Due to the industry shortage of R-134a and the Company's varied product mix and the seasonality of refrigerant revenues, the Company's results may not be necessarily an indication of the Company's future operating results.

Liquidity and Capital Resources

     The Company had working capital of approximately $3.7 million at March 31, 1999, as compared to working capital of approximately $4.1 million at September 30, 1998. The Company relies on its bank debt as a source of funds for operations. The Company has financed its working capital requirements through operating cash flow and working capital loans obtained from a bank (the "Credit Facility). At March 31, 1999, the loan advance balance was approximately $12 million.

     Borrowings outstanding under the Credit Facility bear interest at the bank's prime rate plus one and one half percent. The Credit Facility is secured by eligible accounts receivable, eligible inventory and property and equipment.

     At March 31, 1999 the balance outstanding under the Credit Facility was less than the eligible security by $752,393 based on the borrowing base formula. In addition, the Company has received an extension of it's lending agreement with the bank through the end of August and the lending agreement provides up to $1,500,000 of additional financing to the Company in order to accommodate the Company's seasonal purchasing requirements. The Company is negotiating with a number of other banks and financial institutions to refinance the existing bank note payable and provide the Company with a long-term credit facility. Based on negotiations to date and its operating and financial forecast for 1999, Company management believes they will be able to obtain replacement financing within the next 90 days. The Company believes that current cash on hand, cash provided by operations, and the additional $1,500,000 bank availability is sufficient to fund the Company's working requirements until permanent long term financing is secured. Should the Company not succeed in refinancing the Credit Facility, the bank has the option to demand payment. The Company may not have the financial resources available to meet such a demand. The inability of the Company to refinance its existing indebtedness could have a material adverse effect on the Company's financial position, results of operations and liquidity.

     Net cash used by operating activities for the six-month periods ended March 31, 1999 and 1998 was $1,051,843 and $1,408,512 respectively. The primary uses of cash related to the $1.2 million increase in refrigerant inventory to support sales during the next six months of 1999, and the $1.1 million increase in accounts receivable associated with the increased revenues during the three months ending March 31, 1999. Net cash used in investing activities for capital expenditures were $131,169 and $186,255 for the six-month periods ending March 31, 1999 and 1998, respectively. Net cash provided by financing activities was $0 and $1,192,280 for the six-month periods ending March 31, 1999 and 1998, respectively. The Company had cash and cash equivalents of $3,328,183 and $4,511,195 at March 31, 1999 and September 30, 1998, respectively.

     The Company appeared at a hearing before a panel authorized by the NASDAQ Board of Directors and presented the panel with its plan for achieving compliance with applicable NASDAQ requirements as to price per share and market cap as calculated by NASDAQ. It is expected that the NASDAQ will notify the Company of its decision within 60 to 90 days. The Company believes it is currently in compliance with NASDAQ requirements.

     As of the date of this report, other than as set forth in this Report, the Company has no material commitments for capital expenditures, including in connection with research and development, acquisition of plant and equipment, additional employees or increases to inventory.

Year 2000

     The Company continues to assess the potential issues and costs associated with the year 2000 and believes that its cost to address such issues would not be material. The Company has implemented a plan to review year 2000 compliance of all accounting and operations systems. The Company is in the process of reviewing year 2000 compliance issues with its vendors, suppliers, and customers. During the period ending March 31, 1999 the Company upgraded it's accounting systems to be year 2000 compliant. During the third and fourth quarter of this fiscal year, the Company will complete its compliance resolutions of operational systems for year 2000. At the present time, the Company believes that costs or consequences of an incomplete or untimely resolution would not result in the occurrence of a material event or uncertainty reasonably likely to have a material adverse effect on the Company.

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

Item 6.           Exhibits and Reports on Form 8-K

                           On  February  1,  1999,  the  Company  filed Form 8-K
               reporting the dismissal of KPMG Peat Marwick, LLP as its auditors. As reported, there were no disagreements with KPMG Peat Marwick, LLP regarding accounting procedures and practices.

               There are no exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                EVTC,Inc.


Date:  May 14, 1999                         By: /s/ James Hellauer
                                                ---------------------
                                                James Hellauer
                                                President

                                                /s/  Darrell E. Brown
                                                ----------------------
                                                Darrell E. Brown
                                                Corporate Controller