Form 10-Q
period 1999-06-30
EVTC INC
filed 1999-08-16
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30,1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

                         Commission File Number 0-20986


                                   EVTC, INC.
               (Exact name of issuer as specified in its charter)


                    Delaware                                 22-3005943
        -----------------------------------          ---------------------------
           (State or other Jurisdiction                    (I.R.S. Employer
        of incorporation or Organization)                 Identification No.)

             121 South Norwood Drive
                   Hurst, Texas                                76053
       -------------------------------------        ----------------------------
     (Address of Principal Executive Offices)               (Zip Code)

                                  (817)282-0022
            --------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. XX Yes No



     The number of shares outstanding of the registrant's common stock is 5,010,719(as of August 12,1999).


                               Page 1 of 16 pages.
                              There is one exhibit.

                           EVTC,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                   June 30,      September 30,
          ASSETS                                    1999            1998
                                                    ---------------------------
Current Assets:
  Cash and cash equivalents .................   $  1,739,694    $  4,511,195
  Accounts receivable, net ..................      7,936,118       5,144,724
  Due from officer ..........................        371,016         200,000
  Income taxes receivable ...................            -0-       1,423,659
  Inventories ...............................      9,762,302       7,236,440
  Other current assets ......................        884,596         442,200
  Assets of discontinued operations .........      1,266,479       1,596,948
                                                ------------    ------------

         Total current assets ...............     21,960,205      20,555,166

Property and equipment, net .................      1,553,442       1,646,941
Goodwill, net ...............................        524,113         560,965
Other Assets ................................        579,898         797,896
                                                ------------    ------------

         Total assets .......................   $ 24,617,658    $ 23,560,968
                                                ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable .............................   $  9,992,380    $ 11,992,380
  Accounts payable ..........................      5,838,592       2,338,740
  Accrued liabilities .......................      1,809,669       1,643,593
  Liabilities of discontinued
    operations ..............................        149,053         476,687
                                                ------------    ------------
         Total current liabilities ..........     17,789,694       6,451,400


Stockholders' Equity
  Common stock ..............................         49,897          49,897
  Paid-in-capital ...........................     11,396,532      11,396,532
  Retained deficit ..........................     (4,618,465)     (4,336,861)
                                                ------------    ------------
         Total stockholders' equity .........      6,827,964       7,109,568
                                                ------------    ------------

         Total liabilities and
           stockholders' equity .............   $ 24,617,658    $ 23,560,968
                                                ============    ============


See Accompanying Notes to Consolidated Financial Statements.

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                        Three Months Ended June 30      Nine Months Ended June 30

                                          1999            1998            1999             1998
                                      ------------------------------------------------------------


Net sales .........................   $ 12,396,286    $ 15,181,642    $ 27,044,754    $ 29,646,331
Cost of sales .....................      9,756,612      13,867,017      21,071,454      25,286,926
                                      ------------    ------------    ------------    ------------
Gross profit ......................      2,639,674       1,314,625       5,973,300       4,359,405

Selling, general and
   administrative expenses ........      1,843,450       1,967,736       5,549,284       6,025,209
                                      ------------    ------------    ------------    ------------

     Operating income (loss) ......        796,224        (653,111)        424,016      (1,665,804)

Interest expense ..................        317,046         305,426         789,575         818,241

Other income, net .................         37,712          31,066          83,955         137,193

Income(loss) from continuing
     operations before income taxes        516,890        (927,471)       (281,604)     (2,346,852)

Income tax benefit ................            -0-        (370,100)            -0-        (940,149)
                                      ------------    ------------    ------------    ------------
Income (loss) from continuing
     operations ...................        516,890        (557,371)       (281,604)     (1,406,703)

Discontinued equipment products
     operations:

Loss from discontinued operations,
     net of income taxes ..........            -0-        (194,584)            -0-        (615,875)
                                      ------------    ------------    ------------    ------------

Net income (loss) .................   $    516,890    $   (751,955)   $   (281,604)   $ (2,022,578)
                                      ============    ============    ============    ============

Income (loss) per share Basic:
 Continuing operations ............   $       0.10    $      (0.11)          (0.06)          (0.28)
 Discontinued operations ..........           0.00           (0.04)          (0.00)          (0.12)
                                      ------------    ------------    ------------    ------------
                                              0.10           (0.15)          (0.06)          (0.40)

Diluted:
 Continuing operations ............   $       0.10    $      (0.11)          (0.06)          (0.28)
 Discontinued operations ..........           0.00           (0.04)          (0.00)          (0.12)
                                      ------------    ------------    ------------    ------------
                                              0.10           (0.15)          (0.06)          (0.40)



See Accompanying Notes to Consolidated Financial Statements.

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                               Nine Months Ended June 30
                                                 1999           1998
                                              ----------    -----------
Cash Flows From Operating Activities:
  Net income (loss) from continuing
        operations .......................   $  (281,604)   $(1,406,703)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
        Depreciation and amortization ....       545,939        548,629
        Changes in assets and liabilities:
        Accounts receivable ..............    (2,791,394)    (4,262,492)
        Due from officer .................      (171,016)       100,000
        Income taxes receivable ..........     1,423,659          -0-
        Inventory ........................    (2,525,862)     5,406,238
        Other current assets .............      (442,396)       879,130
        Other assets .....................       217,998       (291,244)
Increase (Decrease) in liabilities:
        Accounts payable and accrued
          liabilities ....................     3,665,928       (257,830)
        Assets of discontinued operations        330,469        683,083
        Liabilities of discontinued
           operations ....................      (327,634)      (618,129)

          Net cash provided by (used in)
            operating activities .........      (355,913)       780,682

Net Cash Used in Investing Activities:
  Capital expenditures ...................      (415,588)      (308,389)

Net Cash Provided By(used in) Financing
Activities:
    Proceeds from(Retirement of
    short-term debt) .....................    (2,000,000)       442,280
                                             ------------    -----------
Net decrease in cash and
  cash equivalents .......................    (2,771,501)       914,573
                                             ------------    -----------

Cash and cash equivalents - Beginning
  of period ..............................     4,511,195      2,321,071
                                             ------------    -----------
Cash and cash equivalents - End of
  period .................................   $ 1,739,694    $ 3,235,644
                                             ============    ===========


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

     The financial information furnished herein has not been audited by independent accountants; however in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three and nine month periods ended June 30,1999 and June 30,1998, respectively, have been made. The results of operations for the nine-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


Note 2. Income Per Share

     Net income (loss) per share for the first nine months and for the third quarter of fiscal years 1998 and 1999 is computed on the basis of the weighted average number of common shares outstanding in the period (5,010,719). Options and warrants were not included in the calculation of diluted earnings per share for the three-month period ending and the nine month periods ending June 30, 1999 and 1998 because their effect is anti-dilutive.

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

     At September 30, 1998 the Company recorded a deferred tax asset of approximately $3 million. This asset consisted mainly of reserves relating to bad debts and inventory reported differently for financial reporting and tax purposes, as well as net operating loss carryforwards. Operating losses sustained in the first nine months of fiscal 1999 increased the deferred tax asset to approximately $3.1 million at June 30, 1999. Based on estimates of recoverability, the Company has recorded valuation allowances on the deferred tax asset of $3 million and $3.1 million at September 30, 1998 and June 30, 1999, respectively. Due to the 100% valuation allowance placed on these assets, they are reflected at zero value on the Company's September 30, 1998 and June 30, 1999 consolidated balance sheet. The Company has available at June 30, 1999 net operating loss carryforwards of $592,512 which are available to offset future federal and state taxable income, if any, through 2018.

Note 4.  Discontinued Operations

     During July 1998, the Company's Board of Directors adopted a plan to discontinue its Recycling and Recovery Equipment business segment. The Company has initiated a liquidation program to sell all assets of the segment. Management has ceased operations and continues to liquidate the assets of this business segment. The Company has recasted the accompanying consolidated statements of operations to present the operating results of the Recycling and Recovery Equipment business segment as discontinued operations. The accompanying consolidated balance sheets segregate assets and liabilities of the discontinued segment.

Assets and liabilities of the discontinued Recycling and Recovery Equipment business segment are as follows:


                         6/30/99     9/30/98
                       ----------   ----------

Assets
 Accounts receivable   $  437,771   $  130,000
 Inventories .......      798,708    1,436,948
 Equipment and other       30,000       30,000
                       ----------   ----------
                       $1,266,479   $1,596,948
Liabilities
 Accounts Payable ..      121,618      165,000
 Accrued Liabilities       27,435      311,687
                       ----------   ----------
                       $  149,053   $  476,687

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Results of Operations

     The Company's fiscal year-end is September 30.

     The following discussion of results of operations for the three-month and nine month periods ended June 30, 1999 and 1998 should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report.

Three months ended June 30, 1999 as compared to the three months ended June 30, 1998

     Revenues for the three-month period ended June 30, 1999 were approximately $12.3 million, as compared to revenues of approximately $15.1 million for the three-month period ended June 30, 1998, a decrease of approximately $2.8 million, or 18%. The decrease in revenue was primarily due to an industry wide shortage of R-134a, the primary refrigerant sold by the Company's refrigerant packaging subsidiary. During the three month period ended June 30, 1999 the Company was put under a tight allocation of R-134a by its suppliers. The shortage of R-134a available for sale by the Company was partially off set by the increase in the average selling price of R-134a. The shortage of R-134a during the period was a result of several R-134a plants closing and the strong worldwide demand for the product. The Company believes that world wide production of R-134a in the future will be sufficient to fulfill demand and prevent future shortages of the product. Sales of refrigerant R-12 continue to provide a significant portion of the Company's revenues, although its relative percentage is declining. The decline in R-12 sales is primarily attributed to the significant increase in the demand for R-134a, the replacement for R-12, and the Company's increasing emphasis on refrigerant reclaiming and commercial HVAC refrigerant sales. The Company's ability to maintain its current level of R-12 and R-134a sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of R-12 or R-134a refrigerant and historically has purchased from a number of manufacturers and suppliers. The Company's refrigerant reclaiming and separation activities will continue to serve as an important source of R-12, as well as other CFC and non-CFC refrigerants.

     Offsetting the decline in R-12 and R-134a sales during the quarter is a significant increase in sales of refrigerant R-22. During the first and second quarter of fiscal 1999, the Company initiated an aggressive pre-season sales program to large customers for R-22 and the majority of the shipments were completed during the three-month period ended June 30, 1999.

     The costs of sales for the three month period ended June 30, 1999 were approximately $9.7 million, as compared to $13.8 million for the three-month period ended June 30, 1998, a decrease of approximately $4.1 million, or 29%. This decrease is the result of decreased sales of R-134a and R-12. Gross margin for the three-month period ended June 30, 1999 represented 21% of revenue compared to 9% for the three-month period ended June 30, 1998. The improved gross margin is primarily attributed to the Company's access to low cost R-12 through it's reclaiming and separating activities and strong market demand and pricing for R-134a.

     Selling, general, and administrative expenses for the three-month period ended June 30, 1999 decreased $124,286 from the three-month period ended June 30, 1998. The decrease is primarily attributable to the Company's cost reduction program initiated late in the first quarter, resulting in reduced marketing, distribution, and administrative expenses related to Full Circle, Inc., the Company's refrigerant reclaiming subsidiary. Management anticipates the cost reduction program to have a continuing impact in the fourth quarter of fiscal 1999.

     In fiscal 1998 the Company recorded an income tax benefit only to the extent the Company was able to carry operating losses back to offset prior year income. No tax benefit was recorded for operating losses sustained in the nine months ended June 30, 1999 based on management estimates of the recoverability of the deferred tax asset related to those losses. Due to losses in fiscal 1998 and the first two quarters of fiscal 1999, the Company did not record a tax liability for the operating profit for the three month period ended June 30, 1999(See Note 3 Income taxes in Notes to the Consolidated Financial Statements).

     The Company's operating results vary from period to period as a result of weather conditions and the availability and price of refrigerant products (virgin and reclaimable). The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the second and third fiscal quarters. Accordingly, the first and fourth fiscal quarters of the Company's operations have been characterized by inventory build-up and seasonal operating losses resulting in periodic operating cash flow short falls. The Company's results of operations for the three-month period ended June 30, 1999 may not necessarily be indicative of the Company's future operating results.


Nine months  ended June 30,  1999 as compared to the nine months  ended June 30,
1998

     Revenues for the nine-month period ended June 30, 1999 were approximately $27.0 million as compared to revenues of approximately $29.6 million for the nine-month period ended June 30, 1998, a decrease of approximately 8.7%. The decrease in revenue was primarily attributed to an overall decrease in R-134a refrigerant repackaging revenue that was a result of the industry wide shortage of the product. In addition, the Company experienced a decline in R-12 sales during the first nine months that was primarily attributed to the continued decline in demand for R-12, as it is replaced by R-134a. Since the cessation of production of CFC chemicals at December 31, 1995, the Company has sought to broaden its revenue base and to increasingly emphasize R-134a and other non-CFC refrigerants.

     In addition to the Company's continued efforts in the refrigerant repackaging, refrigerant reclaiming and ballast recycling industries, the Company operates Liberty Technology, Inc (LTI), the nation's largest mixed refrigerant processing facility. LTI continues to contribute earnings and was a major source of both CFC and non-CFC refrigerants.

     The costs of sales for the nine-month period ended June 30, 1999 were approximately $21.0 million as compared to approximately $25.2 million for the nine-month period ended June 30, 1998, a decrease of approximately $4.2 million or approximately 16.7%. The decrease is primarily attributable to reduced sales of R-134a and R-12 and the change in refrigerant reclaiming product mix.

     Selling and administrative expenses decreased to $5.5 million for the nine-month period ended June 30, 1999 from $6.0 million for the period ended June 30, 1998, a 7.9% decrease. The decrease was attributable primarily to the cost reduction programs implemented by the Company's refrigerant reclaiming subsidiary.

     The Company generated a net loss from continuing operations during the nine-month period ended June 30, 1999 of approximately $281,000 as compared to a net loss of $1,406,000 during the nine-month period ended June 30, 1998, a 80% improvement.

     Over the past year world wide production capacity of refrigerant R-134a was significantly reduced. This decrease in capacity caused a temporary shortage of refrigerant R-134a, which is a major raw material product for the Company's refrigerant repackaging operations. Due to the industry shortage of R-134a and the Company's varied product mix and the seasonality of refrigerant revenues, the Company's results of operations for the nine month period ended June 30, 1999 may not be necessarily an indication of the Company's future operating results.


Liquidity and Capital Resources

     The Company had working capital of approximately $4.1 million at June 30,1999, as compared to working capital of approximately $4.1 million at September 30, 1998. The Company has financed its working capital requirements through operating cash flow and working capital loans obtained from a bank (the "Credit Facility). At June 30, 1999, the outstanding loan advance balance was approximately $10 million.

     Borrowings outstanding under the Credit Facility bear interest at the bank's prime rate plus one and one half percent. The Credit Facility is secured by eligible accounts receivable, eligible inventory and property and equipment.

     At June 30, 1999 the balance outstanding under the Credit Facility was less than the eligible security by $2,254,620 based on the borrowing base formula. In addition, the Company has received an extension of it's lending agreement with the bank through the end of August and the lending agreement provides up to $1,500,000 of additional financing to the Company in order to accommodate the Company's seasonal purchasing requirements. The Company is currently negotiating with a different financial institution to refinance the existing bank note payable and provide the Company with a long-term credit facility. Based on negotiations to date and its operating and financial forecast for 1999, Company management believes they will be able to obtain replacement financing by September 30, 1999. The Company believes that current cash on hand, cash provided by operations, and the additional $1,500,000 bank availability is sufficient to fund the Company's working requirements until a permanent long term financing is secured. Should the Company not succeed in refinancing the Credit Facility, the bank has the option to demand payment. The Company may not have the financial resources available to meet such a demand. The inability of the Company to refinance its existing indebtedness could have a material adverse effect on the Company's financial position, results of operations and liquidity.

     Net cash used by operating activities for the nine-month period ended June 30, 1999 was $355,913 as compared to net cash provided by operating activities of $780,682 for the nine-month period ended June 30, 1998. The primary uses of cash related to the $2.5 million increase in refrigerant inventory levels and the $2.7 million increase in accounts receivable balances associated with the seasonality of the refrigerant business segment for the nine months ending June 30, 1999. Net cash used in investing activities for capital expenditures was $415,588 and $308,389 for the nine-month periods ending June 30, 1999 and 1998, respectively. Net cash used in financing activities to retire short term bank debt was $2,000,000 for the nine-month periods ending June 30, 1999 as compared to the net cash provided by financing activities of $442,280 for the nine month periods ending June 30, 1998.

     The Company had cash and cash equivalents of $1,739,694 and $4,511,195 at June 30, 1999 and September 30, 1998, respectively.

     Due to the average trading price of the Company's Common Stock over the past 90 days the Company was notified in May by NASDAQ of the decision to transfer the company's securities to the NASDAQ Smallcap Market effective May 20, 1999. The company has subsequently completed the application and review process for listing on the NASDAQ Smallcap Market.

     As of the date of this report, other than as set forth in this Report, the Company has no material commitments for capital expenditures, including in connection with research and development, acquisition of plant and equipment, additional employees or increases to inventory.

Year 2000

     The Company continues to assess the potential issues and costs associated with the year 2000 and believes that its cost to address such issues would not be material. The Company has implemented a plan to review year 2000 compliance of all accounting and operations systems. The Company is in the process of reviewing year 2000 compliance issues with its vendors, suppliers, and customers. The Company has upgraded its accounting systems to be year 2000 compliant. During the fourth quarter of this fiscal year, the Company will complete its compliance resolutions of operational systems for year 2000. At the present time, the Company believes that costs or consequences of an incomplete or untimely resolution would not result in the occurrence of a material event or uncertainty reasonably likely to have a material adverse effect on the Company.

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

     Assuming the current variable rate debt and investment levels, a one-point change in interest rates would impact net interest expense by approximately $100,000.

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


Item 6.           Exhibits and Reports on Form 8-K

     On June 28, 1999 the Company filed on Form 8-K reporting an agreement on the termination of the contract with Colmen Capital Advisors, Inc. which had been providing investment banking and consulting services to the Company. Under the agreement, Mr. Peter Colella, Colmen's Managing Partner, and Mr. James Hellauer, its Executive Director, resigned from EVTC's Board of Directors and Mr. Hellauer resigned as President and Chief Executive Officer of EVTC. Mr. George Cannan, EVTC's Chairman of the Board, assumed Mr. Hellauer's responsibilities as President and Chief Executive Officer. Details are included in the June 21, 1999 Press Release attached hereto as Exhibit A.


     On August 9, 1999 the Company filed on Form 8-K reporting an agreement to privately sell 792,800 shares of its common stock to a private investor for a purchase price of $.75 per share. The shares will not be registered under the Securities Act of 1933, as amended and cannot be resold or otherwise transferred except in accordance with the provisions of the Act. The Company intends to use the proceeds of the sale for working capital and general corporate purposes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EVTC,Inc.


Date:  August 16, 1999              By: /s/ David A. Keener
                                        ----------------------------------------
                                        David A. Keener
                                        Vice President-CFO

                                       /s/  Darrell E. Brown
                                        ----------------------------------------
                                        Corporate Controller

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                                   Exhibit A.

                                  Press Release

Hurst, Texas (Business Wire) June 21, 1999 EVTC, Inc. t/a Environmental Technologies Corp. (NASDAQ/NMS:EVTC news) today announced that it and Colmen Capital Advisors, Inc. (Colmen) have reached an agreement on the termination of Colmen's contract with EVTC under which Colmen had been providing investment banking and consulting services.

Under the agreement, Mr. Pete Colella, Colmen's Managing Partner, and Mr. James Hellauer, its Executive Director, have resigned from EVTC's Board of Directors and Mr. Hellauer has resigned as the President and Chief Executive Officier of EVTC. These changes are effective immediately. George Cannan, EVTC's Chairman of the Board, will assume Mr. Hellauer's responsibilities as President and Chief Executive Officer for the immediate future.

EVTC, Inc. is engaged in the marketing and sale of refrigerants, refrigerant reclaiming services and the recycling of fluorescent light ballasts and lamps.

Except for the historical information contained herein, the matters discussed in the Release are forward-looking statements that involve risks and uncertainties. The forward-looking statements in this Release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Actual results may differ materially due to a variety of factors, including without limitation the market and the pricing for refrigerant products, weather conditions, operating costs, inventory risks due to shifts in market demand, the presence of competitors with greater resources, the Company's need to liquidity, and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

Contact:   EVTC, Inc. t/a Environmental Technologies Corp.
           David A. Keener, Chief Financial Officer
           (817) 282-0022 x 233
           dkeener@fullcircle-rrsi.com