Form 10-K
period 1999-09-30
EVTC INC
filed 2000-01-04
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 1999

    [  ]      Transition Report Under Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the Transition Period from _________ to
              _________.

                         Commission File Number 0-20986

                                   EVTC, INC.
                (Name of Registrant as Specified in Its Charter)

    Delaware                                                 22-3005943
    --------                                                ------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or
    Organization)
    Identification No.)


    121 South Norwood Drive
    Hurst, Texas                                                  76053
    ---------------------------------------------------------------------------
     (Address of Principal Executive Offices)                    (Zip Code)

                                 (817) 282-0022
                (Issuer's Telephone Number, Including Area Code)

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

                     Common Stock, par value $.01 per share

    Check whether the registrant:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. XX Yes No ___

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 22, 1999, computed by reference to the price at which the stock was sold on that date: $18,811,862.

    The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of December 22, 1999, was 5,782,520.

    Documents Incorporated by Reference: None



                                   EVTC, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

    Item                                                               Page

    1.   Description of Business                                         3

    2.   Description of Property                                        13

    3.   Legal Proceedings                                              13

    4.   Submission of Matters to a Vote of Security Holders            13

    5.   Market for Common Equity and Related Stockholder Matters       14

    6.   Selected Financial Data                                        15

    7.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            16

    7a.  Quantitative and Qualitative Disclosures About Market Risk     20

    8.   Financial Statements                                           21

    9.   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                            44

   10.   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) Of the Exchange Act              45

   11.   Executive Compensation                                         46

   12.   Security Ownership of Certain Beneficial Owners and
         Management                                                     48

   13.   Certain Relationships and Related Transactions                 49

   14.   Exhibits and Reports on Form 8-K                               50

ITEM 1.    DESCRIPTION OF BUSINESS.


EVTC, Inc. (the "Company") was incorporated in 1989 under the name "Environmental Technologies Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." The Company is currently engaged in the marketing and sale of refrigerants, refrigerant reclaiming services and the recycling of fluorescent light ballasts and lamps. Subsequent to September 30, 1999, the Company also entered into an agreement to purchase an internet marketing firm. The Company also manufactured and distributed refrigerant recycling and recovery equipment prior to the discontinuation of such operations in July 1998 (see Notes to the Consolidated Financial Statements regarding discontinued operations).

The following table sets forth information relating to the approximate dollar amounts and percentages of revenues derived from the Company's sales of refrigerants and ballast recycling services:

                            YEARS ENDED SEPTEMBER 30,
                                     (000'S)

                                 1999 1998 1997



Refrigerants          $34,897   90%    $34,482    90%    $50,606    92%
Ballast Recycling       3,835   10%      4,001    10%      4,491     8%
                       ------  ----     ------   ----     ------   ----

                      $38,732  100%    $38,483   100%    $55,097   100%
                      =======  ====     ======   ====     ======   ====


                                  REFRIGERANTS

REFRIGERANT INDUSTRY BACKGROUND

In the mid 1980's, increasing concern about damage to the earth's stratospheric ozone layer resulted in significant legislation governing production and use of products containing Chlorofluorocarbons ("CFCs"). CFC refrigerants primarily used include R-11, R-12, and R-502. In 1987, the United States became a signatory to the Montreal Protocol on Substances that Deplete the Ozone Layer (the "Montreal Protocol"), as amended in 1992, which requires its signatories to reduce and ultimately eliminate production and consumption of certain ozone depleting substances, including refrigerants. The Montreal Protocol has been implemented in the United States through the Clean Air Act and the regulations promulgated thereunder by the Environmental Protection Agency (EPA). Pursuant to the Clean Air Act, which was amended in 1990 in response to additional evidence linking the use of CFCs to damage to the earth's ozone layer, production of CFCs ceased at the end of 1995. The Clean Air Act also requires the recovery or recycling of all refrigerants used in automobile, residential and commercial air conditioning and refrigeration systems.

While CFC production ceased in 1995, continued initiatives of government agencies, primarily the EPA, have placed additional restrictions on other ozone depleting and non-ozone depleting substances.

Hydrochlorflorocarbon  refrigerants ("HCFCs") are also considered to be an ozone
depleting   substance.   However,   their   potential  for  ozone  depletion  is
substantially less than CFCs.

During the phaseout of CFCs, HCFCs are used as interim CFC substitutes. HCFC refrigerants include R-22, R-123, R-124, R-401, and R-402. Due to HCFCs ozone depletion potential, their production in the United States is scheduled to be phased out over the next 20 years. Several European countries and Canada have already put stringent production and import caps on HCFCs. While no production or import caps are currently in place in the United States, the Environmental Protection Agency is closely monitoring production and importing of HCFCs into the United States.

CFCs are also being replaced by hydrofluorocarbons ("HFCs"). HFCs do not deplete the ozone and are recognized as the long-term replacement for CFCs and HCFCs. Tetrafluoroethane, or R-134a, is currently the primary replacement for R-12, the most common CFC refrigerant. Other HFCs include R-23, R-404, R-407, R-410, R-507, and R-508. HFCs, while not ozone depleting, are considered to be a "green house" gas that contributes to global warming. As a result current regulations also require that they be reclaimed and recycled. The Company, and most other companies in the industry, no longer has readily available access to sources of newly manufactured CFC refrigerants. HCFC and HFC virgin products are readily available to the Company and its competitors in the industry. See "Suppliers" disclosure.

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

The Clean Air Act mandated that automobile manufacturers develop new air conditioning systems in vehicles using R-134a, a refrigerant that does not contain ozone depleting CFCs, rather than R-12. The Company commenced marketing R-134a in 1992 as a replacement for R-12 for new automobile air conditioning systems.

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


SUPPLIERS

The Company is not dependent on any one source of refrigerant for its supply of refrigerants. The Company does not maintain long-term supply agreements with its suppliers. The Company has firm purchase orders with several suppliers to meet the majority of their refrigerant needs in 2000.

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

Marketing programs are conducted through the efforts of the Company's executive officers, Company sales personnel and manufacturers sales representatives. The Company utilizes various marketing methods, including direct mailings, trade publications, telemarketing, print advertising, in-person solicitation, participation in trade shows and the internet (www.fcrefrigerant.com).

No single customer accounted for more than 10% of the Company's revenues during the years ended September 30, 1999, 1998 or 1997.

The Company typically seeks to fill customer orders within two days of receipt. Accordingly, at September 30, 1999, the Company had no material backlog for any product line. In order to fill orders within the foregoing time frame, the Company seeks to maintain a significant inventory of refrigerants, raw materials and finished goods and solicits customers to place preseason order commitments for their in season refrigerant needs.

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

During 1996 and 1997, the EPA published proposed regulations, which, if enacted, would require participation in third-party certification programs similar to the ARI program. Such proposed regulations would also require laboratories designed to test refrigerant purity to undergo a certification process. As of December 1999, the regulations had not been mandated and were under review. The Company anticipates these regulations to pass and has initiated steps to obtain EPA certification.

The Company is subject to regulations adopted by the United States Department of Transportation ("DOT") which classify most refrigerants handled by the Company as hazardous materials or substances and impose requirements for handling, packaging, labeling and transporting refrigerants. The Company believes that it is substantially in compliance with these regulations.

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


                            BALLAST & LAMP RECYCLING

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

Polychlorinated biphenyls (commonly known as PCBs) were widely used before 1979 as insulators in electrical equipment such as capacitors, switches and voltage regulators. Virtually all fluorescent light ballasts manufactured before 1979 contain PCBs. PCBs have been shown to cause cancer as well as reproductive and developmental defects in laboratory animals. PCBs do not readily decompose when released into the environment. Instead, they accumulate in plants and animals, working their way up the food chain. Between 1979 and 1985, certain ballasts were manufactured with di (2-ethylhexy) phthalate (DEHP) in place of PCBs. DEHP has since been identified as a probable human carcinogen and is listed as a hazardous substance under the Superfund laws; however, it is not a hazardous waste under the Resource Conservation and Recovery Act (RCRA) when discarded inside a ballast. Its use in ballast manufacturing has been discontinued.

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

BALLAST RECYCLING

Full Circle recycles and disposes of the hazardous wastes contained in used ballasts. Full Circle has developed a unique "de-manufacturing" process that efficiently separates the ballast into recyclable products and hazardous waste. Both PCBs and DEHP are interchangeably de-manufactured using the same plant and processes.As part of its service, Full Circle subcontracts with transportation companies to pick up ballasts from customers. At the point of receipt, ballasts have already been packaged in sealed drums and are ready for de-manufacturing. The ballasts are transported by truck to the Full Circle facility in New York. At the plant, drums of ballasts are weighed, stored and de-manufactured on its processing lines.

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

Full Circle has PCB disposal contracts with two major companies, which collectively control four PCB incinerators. The Company also has a PCB disposal contract with two major PCB landfill operators.

LAMP RECYCLING

Full Circle also manages the disposal of fluorescent lamps, which will be regulated under The Universal Waste Rule on January 6, 2000. Management does not expect any adverse effect from these regulations. Currently the company utilizes a national network of "strategic alliances" for the processing of this material.

MARKETING AND SALES

In addition to Full Circle's New York operation, it has regional sales offices located across the country. Many of the sales persons have significant prior experience in selling hazardous waste disposal services or selling lighting products. Sales persons are responsible for sales, marketing and customer service in their respective territories.

Full Circle has extensive educational and promotional materials, which are distributed through trade journals, targeted mailing campaigns and conferences. Full Circle's sales personnel market at over 30 conferences and trade shows each year. Full Circle also advertises in many magazines targeted at the lighting, DSM, electric utility, facility management, waste disposal and environmental remediation industries.

COMPETITION

The market for Full Circle's services is highly competitive. Full Circle competes with numerous well-established companies which market ballast recycling services. Full Circle believes that it competes on the basis of price, reliability and reputation and that it is one of the largest companies in its industry.

GOVERNMENT REGULATION

                                      TSCA

The Toxic Substance Control Act, or (TSCA) specifically directs EPA to regulate the marking, disposal, manufacturing, processing, and distribution in commerce, and use of Polychlorinated Biphenyl (PCBs). Since 1978, EPA has promulgated numerous rules addressing all aspects of the lifecycle of PCBs.

Recent changes in federal regulations known as, The PCB MEGA Rule makes the disposal of ballasts more stringent than before. The MEGA Rule preamble states that a generator should either test these ballasts for PCB concentration or assume the ballasts contain PCBs at greater than 50 ppm. Ballasts which contain potting material that is contaminated with over 50 ppm (which is the regulatory threshold) must be disposed of at a facility permitted for the Commercial
Storage of PCB waste by the Federal EPA. Presently, there are only four facilities in the United States that have this approval including Full Circle. The company believes that this relatively new regulation offers a distinct competitive advantage.


                                     CERCLA

The Comprehensive Environmental Compliance and Liability Act of 1980, or CERCLA (also known as the Superfund law) also regulates PCB's. Under this law any release or even threat of release of a hazardous substance constitutes a "CERCLA release", and requires immediate cleanup action and notification by all Responsible Parties, as defined. As a result, discarding over 16 ballasts in a landfill, which is equal to an aggregate of over one pound of PCB's, technically creates a Superfund Liability because there is a threat that the ballasts could rupture in the landfill and leak into the soil.


                                       UWR

The Universal Waste Rule (UWR) was adopted in May 1995 (40 CFR Part 273). At that time, tires, pesticides and certain mercury containing devices were covered under this law. On July 6, 1999, the EPA included fluorescent lamps in the UWR (the law goes into effect January 6, 2000). This rule is designed to reduce the amount of hazardous waste disposed of in municipal solid waste, landfills, and encourages recycling and proper disposal of fluorescent lamps. It also reduces the regulatory burden on businesses that generate these wastes.

The company believes this new regulation will significantly increase the number of lamps that are recycled each year, and thus increasing the total market for this service.

                                   THE COMPANY


CONSULTING AGREEMENT

In September 1998, the Company appointed Colmen Capital Advisors, Inc. ("Colmen") to provide executive management, investment banking, and advisory
services  on  an  exclusive   basis.   Colmen,   located  in  King  of  Prussia,
Pennsylvania,  is a  private  investment  banking  firm that  provides  advisory services in business turnarounds, financing, mergers, acquisitions, and strategic planning. Under the terms of the agreement, Colmen was providing investment banking and consulting services.

On June 28, 1999 the Company reached an agreement on the termination of the contract with Colmen. Under the agreement, the Company paid Colmen a termination fee of $ 330,000, Colmen forfeited all Company stock options previously granted to them, Mr. Peter Colella, Colmen's Managing Partner, and Mr. James Hellauer, its Executive Director, resigned from EVTC's Board of Directors and Mr. Hellauer resigned as President and Chief Executive Officer of EVTC. Mr. George Cannan, EVTC's Chairman of the Board, assumed Mr. Hellauer's responsibilities as Chief Executive Officer.


RISK FACTORS

On May 17, 1999 the Company received notification from the Nasdaq Listing Qualifications Panel (the "Panel") informing the Company of the Panels decision to move trading of the Company's common stock from the National Market to the Nasdaq Small Cap Market, subject to successfully completing the required application and review process. The Panel determined that the Company had evidenced compliance with the minimum bid price requirement of $1.00 per share; however, the Panel was of the opinion that the Company failed to present a definitive plan which would enable it to evidence compliance with the $5,000,000 minimum market value of public float requirement for continued listing on the Nasdaq National Market within a reasonable period of time. The Panel noted that the Company appears to comply with all requirements for continued listing on The Nasdaq Small Cap Market, and expressed confidence in the Company's ability to sustain compliance with those requirements over the long term, particularly given the Company's improved results from operations. The Company successfully completed the application and review process, demonstrating compliance with all requirements for inclusion on the Nasdaq SmallCap Market and effective with the open of business on May 20, 1999, the Company's common stock began trading on to the Nasdaq SmallCap Market. The Company is confident of its ability to comply with all requirements for continued listing on the Nasdaq Small Cap Market, however if the Company were to fail to meet the requirements for continued listing it could have a materially adverse effect on the price of the Company's common stock.

The Company has financed its working capital requirements through operating cash flow and a working capital revolving line of credit obtained from a bank (the "Credit Facility"). As of September 30, 1999, $9,742,380 was outstanding under the Credit Facility. The Credit Facility was due on January 15, 1999. On April 7, 1999 the Company received a Forbearance Letter and new short term General Loan and Collateral Agreement from the bank. Under the terms of the Forbearance Letter and General Loan Agreement, the bank gave the Company until August 31, 1999 to secure long term financing from a different lender and provided additional financing up to $1,500,000 subject to the Company meeting specific pay down obligations, loan covenants and issuance of stock warrants to the bank. On September 14, 1999 the Company received a letter from the bank agreeing to extend the term of the note on a month to month basis while the Company completed its refinancing. At September 30, 1999, the Company was in negotiations with several lenders to provide the Company with long term financing. Subsequent to September 30, 1999, the Company secured and closed on a three-year $12,300,000 Long-Term Revolving Credit Facility agreement with The CIT Group/Business Credit.

RESEARCH AND DEVELOPMENT

The Company's management places emphasis on obtaining the technology and developing the products to achieve superiority in its industry. The Company employs a full-time chemist to administer such projects. However, research and development costs to date have not been material.

During the fiscal year ended  September 30, 1996, the Company entered into a
50% joint venture with an unaffiliated company. The venture's name is Liberty Technology International, Inc. ("LTI"). LTI developed and constructed a refrigeration separation plant that provides a cost effective and environmentally sound alternative to total destruction of mixed refrigerants. At September 30, 1999, 1998 and 1997, the Company has advanced/invested approximately $402,604, $547,786 and $669,000, respectively, in LTI, which is included in other assets in the accompanying consolidated balance sheets. LTI's operations commenced in January of 1997. LTI is one of the largest refrigerant separation facilities in the country.

The Company reports the earnings and losses related to the aforementioned ventures under the equity method of accounting. To date, the income related to these joint ventures have not been material to the Company's financial statements.

QUALITY ASSURANCE & ENVIRONMENTAL COMPLIANCE

The Company utilizes in-house quality and regulatory compliance control procedures. The Company maintains its own in-house analytical testing laboratory to assure that reclaimed refrigerants comply with ARI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company employs two full time employees dedicated to quality control and regulatory compliance and provides extensive quality control and regulatory compliance training to all operations personnel. In addition, management is significantly involved in regulatory compliance efforts.

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

TRADEMARKS

The Company has several registered and/or pending trademarks that it uses to market its products.

INSURANCE

The Company carries insurance coverage which it considers sufficient to protect the Company's assets and operations. The Company currently maintains general commercial liability insurance for claims up to $1,000,000 per occurrence and $2,000,000 in the aggregate. There can be no assurance that such insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost. The Company is self-insured for product liability in connection with the marketing and sale of its refrigerants and liquidation sales of recycling and recovery equipment. No material losses have occurred.

The Company attempts to operate in a professional and prudent manner and to reduce its liability risks through specific risk management efforts, including employee training. Nevertheless, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, would have a material adverse effect on the Company.

The refrigerant industry involves potentially significant risks of statutory and common-law liability for environmental damage and personal injury. The Company, and in certain instances, its officers, directors and employees, may be subject to claims arising from the Company's on-site or off-site services, including the improper release, spillage, misuse or mishandling of refrigerants classified as hazardous or non-hazardous substances or materials. The Company may be strictly liable for damages, which could be substantial, regardless of whether it exercised due care and complied with all relevant laws and regulations. The Company does not maintain environmental impairment insurance. There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is uninsured, that hazardous substances or materials are not or will not be present at the Company's facilities, or that the Company will not incur liability for environmental impairment or personal injury (See "Legal Proceedings").

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


EMPLOYEES

At September 30, 1999, the Company employed approximately 132 persons, including its executive officers. None of the Company's employees are represented by a union. The Company believes its employee relations are good.


ACQUISITION


On October 15, 1999, the Company announced that it had signed a letter of intent to acquire afreegift!com, inc., ("afreegift") an Oak Brook, Illinois based internet direct marketing company.

On December 22, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with afreegift, a Nevada corporation, Sakoff Enterprises, Inc., a Delaware corporation (the "Shareholder"), and Scott L. Sakoff ("Sakoff"). Under the Agreement, afreegift will merge into e solutions marketing, inc., a new wholly owned subsidiary formed by the Company in December of 1999 ("e solutions") in exchange for common stock of the Company. The purpose of the merger is to diversify the Company's business segments and to take advantage of the burgeoning e-commerce industry. The transaction is intended to qualify as a tax-free reorganization and will be accounted for using the purchase method of accounting.

The consummation of the transactions contemplated by the Agreement is subject to approval by the Company's stockholders. An annual meeting of the Company's stockholders will be called for February 28, 2000 for the purpose of seeking ratification and approval of the Agreement and the transactions contemplated thereby. Subject to stockholder approval and satisfaction of certain pre-closing conditions, the Shareholder will be entitled to receive at the closing a number of shares of the Company's common stock to be agreed upon prior to the closing and the right to receive additional shares of the Company's common stock (the "Earn-Out Shares") upon satisfaction of certain financial performance objectives. In no event shall the number of shares issued at closing and Earn-Out Shares exceed 8,000,000.

If the merger is consummated, the Company expects to expand its board of directors to seven members. The Shareholder will have the right to three seats on the Company's board so long as the subsidiary meets specified financial performance objectives. Also, at the closing of the merger, Sakoff will enter into an employment agreement with e solutions under which he will serve as President and Chief Executive Officer of e solutions. The employment agreement is for a term of 1 year. The Company is obligated to renew the employment agreement for an additional one year term upon e solutions meeting certain performance goals.

Pending shareholder action on the merger, the Company is obligated to lend $1,000,000 to afreegift at times specified in a funding agreement. In exchange, the Company will receive a note from afreegift secured by all of its assets. The note is to be repaid in a year and bears interest at 9%.

The Company intends to launch its first permission marketing web site in the Spring of 2000. The Company expects to formally close on the transaction in the quarter ending March 31, 2000.

For additional information on this acquisition see the Company's current report on Form 8K that will be filed with the Securities and Exchange Commission on or before January 6, 2000.

Except for the historical information contained herein, the matters discussed in this Acquisition section are forward-looking statements that involve risks and uncertainties. The forward-looking statements in this section are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors, including without limitation the market and the pricing for direct marketing Internet services, operating costs, the presence of competitors with greater resources, the Company's need for liquidity, and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 2.     DESCRIPTION OF PROPERTY.

The Company occupies twelve locations in the United States, all of which, with one exception, are leased from third parties. The following summarizes the location, square footage of the building or leased space, and use of each facility. The Company believes that these facilities are adequate for its existing and near-term future needs and that its facilities are adequate for its current and proximate future needs.


                                     Square
              Location               Footage             Use
              --------               -------             ---

              Lakewood, NJ          21,000       Refrigerant packaging and
                                                 distribution center

              Bronx, NY             13,500       Ballast recycling

              Keller, TX            55,000       Refrigerant, recovery
                                                 equipment storage and
                                                 distribution center.

              Hurst, TX             26,000       Reclamation and refrigerant
                                                 storage facility; Executive
                                                 offices

              Houston, TX            1,500       Recovery, storage and
                                                 distribution center

              Chicago, IL           15,000       Recovery, storage and
                                                 distribution center

              Livermore, CA          8,700       Recovery, storage and
                                                 distribution center

              Orlando, FL            3,540       Recovery, storage and
                                                 distribution center

              Kapolei, HI            5,000       Recovery, storage and
                                                 distribution center

              Clearwater, FL,        2,000       Recovery, storage and
                                                 distribution center

              Louisville, KY         2,000       Recovery, storage and
                                                 distribution center

              Wheatridge, CO         2,000       Recovery, storage and
                                                 distribution center




The Company leases the 21,000 square foot building in Lakewood, NJ from George Cannan, Sr., the Company's founder, Chairman and principal stockholder. The Company pays a gross rental of $10,000 per month pursuant to a 5-year lease agreement with George Cannan through December 31, 2004. The Company believes that the terms of this lease are at least as favorable as it could obtain from an unaffiliated third party. See Item 13 - Certain Relationships and Related Party Transactions.



ITEM 3.  LEGAL PROCEEDINGS.

There are no legal proceedings pending against the Company or involving the Company which, if adversely determined, would result in a material adverse effect on the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Nasdaq SmallCap Market System under the symbol "EVTC". The following table sets forth, for the period since October 1, 1997, the high and low prices for the Common Stock as reported by NASDAQ. The NASDAQ quotations represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.


                      COMMON STOCK                  HIGH          LOW
                      ------------                  ----          ---
               YEAR ENDED SEPTEMBER 30, 1999

               First Quarter                      $ 1 3/4      $   3/8

               Second Quarter                       1              1/4

               Third Quarter                        3 5/16         1/2

               Fourth Quarter                       2 1/16         7/8

               YEAR ENDED SEPTEMBER 30, 1998

               First Quarter                      $   5/8      $ 6

               Second Quarter                       7 1/4        5 5/8

               Third Quarter                        7 3/8        5 1/4

               Fourth Quarter                       5 5/8        1 1/4




As of September 30, 1999, there were 39 record holders of the Company's Common Stock. The Company believes that there are in excess of 1,000 beneficial owners of the Company's Common Stock.

On May 20,1999, the Company's securities began trading on the Nasdaq SmallCap Market. The Company is currently processing an application to again be listed on the Nasdaq National Market System.

The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business.

ITEM 6.   SELECTED FINANCIAL DATA

Selected financial data is set forth below as of and for each of the five fiscal years ended September 30, 1999. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto included elsewhere in this Report.





                                                                        Years Ended September 30,
                                                                        -------------------------
                                                      1999      1998        1997         1996       1995
                                                      ----      ----        ----         ----       ----
                                                             (In thousands, except per share data)

         STATEMENT OF OPERATIONS DATA:

         Net Sales                            $ 38,732      $  38, 483   $ 55,097    $ 31,657     $ 32,033
         Income (Loss) From
          Continuing Operations
                                                   470         (5,188)      3,261       2,640        2,337
         Income (Loss) From
          Continuing Operations Per Share
            Basic
                                                   .09          (1.04)       0.65        0.51         0.48
            Diluted
                                                   .09          (1.04)       0.64        0.50         0.47



                                                                        As of September 30,
                                                                        ------------------
                  BALANCE SHEET DATA:                1999      1998        1997         1996       1995
                                                     ----      ----        ----         ----       ----
                                                                          (In thousands)

         Working Capital                        $ 5,656      $  4,104      14,893    $ 15,538     $ 15,489
         Total Assets                            21,950        23,561      37,546      31,907       22,164
         Total Debt                               9,742        11,992      13,500       9,498        1,267
         Total Shareholders'
          Equity                                 $8,378        $7,110     $18,595    $ 19,064     $ 17,600






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

The Company's fiscal year-end is September 30.

RESULTS OF CONTINUING OPERATIONS

Year ended September 30, 1999 compared to year ended September 30, 1998:

Net sales for continuing operations for the year ended September 30, 1999 were $38,731,683, an increase of $248,513 or .7%. The increase in net sales is primarily attributed to the increase in sales of refrigerant products, resulting from stronger demand for R-22 refrigerant and R-134a refrigerant. Although there was a strong demand for R-134a, which is the primary replacement for R-12, sales were significantly limited by the industry wide shortage of the product. During 1999 its suppliers placed the Company under a tight allocation of R-134a. However, the shortage of R-134a available for sale by the Company was partially off set by the increase in the average selling price. Sales of refrigerant R-12 continue to provide a significant portion of the Company's revenues, although its relative percentage continues to decline. This decline in R-12 sales is primarily attributed to the significant increase in the demand for R-134a and the Company's increasing emphasis on refrigerant reclaiming and commercial HVAC refrigerant sales. The Company's ability to maintain its current level of R-12, R-134a and R-22 sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of these refrigerants and historically has purchased from a number of manufacturers and suppliers. The Company's refrigerant reclaiming and separation activities will continue to serve as an important source of R-12, as well as other CFC and non-CFC refrigerants. Additionally, ballast-recycling sales decreased by 4.2% primarily due to a decline in scrap metal revenues caused by the worldwide decline in scrap metal pricing. Revenues from ballast-recycling services were slightly higher for the year.

Cost of sales for continuing operations for the year ended September 30, 1999 was $32,361,928, a decrease of 9.3% from the $35,669,958 reported in fiscal year 1998. Continuing operations costs of sales were 83.6% of continuing operations revenues, a decrease from 92.6% for fiscal year 1998. The decrease is primarily attributable to sales of R-12, R-134a and R-22 at higher margins for fiscal year 1999. Additionally, cost of sales for ballast recycling decreased due to improved productivity and increased ballast-recycling service margins. In fiscal year 1998, the Company was forced to sell R-12 below cost to meet market-pricing set by the automotive original equipment manufacturers.

Selling, general and administrative expenses related to continuing operations for 1999 decreased to $5,263,936, a decrease of $2,594,005 or 33.0% from $7,857,941 reported in fiscal 1998. The decrease is primarily attributable to the Company's cost reduction program initiated late in the first quarter that, resulted in reduced marketing, distribution, and administrative expenses related to it's refrigerant reclaiming subsidiary. Additionally, the Company's reserve for bad debt as of September 30, 1999 was reduced by $820,000 due to a partial recovery on a trade receivable and a change in the estimated net realizable value of the note that was in default at September 30, 1998 and fully reserved in fiscal 1998. Management revised its estimate of the collectibility based on subsequent cash received of $500,000 and estimated value of $320,000 for underlying collateral. The recovery included cash payments, common stock shares assigned to the Company and security interests in real property.

Interest expense in fiscal year 1999 was $1,014,677, a decrease of $73,564 or 6.8% from the prior year. This is primarily attributed to a decreased 1999 average line of credit advance balance from 1998.

The Company recognized income from continuing operations of $469,608 for 1999, an increase of $5,657,349 over last years loss of $5,187,741. The increased profitability was primarily attributed to the Company's cost reduction program resulting in reduced marketing, distribution and administrative expenses, the 126% improvement in gross margin, the partial recovery of a certain trade receivable in the amount of $820,000, and the recognition of $300,000 in Federal income tax benefit related to the Company's $7,784,601 federal tax net operating loss carryforward. The increase in profitability was offset by a $350,691 inventory theft at one of the Company's branch locations and $474,751 in payments to Colmen, primarily related to the termination of their consulting contract and $194,091 in fees and charges paid to the Company's former bank to extend the Credit Facility.

In July 1998, the Company's Board of Directors adopted a plan to discontinue its recycling and recovery equipment segment. The Company initiated a liquidation program to sell all assets of the segment. Management intended for the disposal to be completed by June 30, 1999 (the phase-out period) however, during fiscal 1999 those estimates were revised to June 30, 2000. In fiscal 1999, the Company had liquidation revenues of $ 1,245,325 and incurred direct costs of $425,366. Based on the past years operations of the discontinued segment, management has revised its net realizable values of assets at $1,098,760 with direct costs estimated at $304,209 to continue the liquidation process through June 30, 2000. The Company did not incur any additional expenses or charges during the year ended September 30, 1999 related to discontinued operations, and based on current estimates, the Company does not foresee incurring any material charges related to the discontinuation of this segment in fiscal 2000.

Year ended September 30, 1998 compared to year ended September 30, 1997:

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

Cost of sales for continuing operations for the year ended September 30, 1998 was $35,669,958, a decrease of 16.7% from the $42,841,492 reported in fiscal year 1997. Continuing operations costs of sales were 92.6% of continuing operations revenues, an increase from 77.8% for fiscal year 1997. The increase is primarily attributable to sales of refrigerant R-12 below cost during fiscal year 1998. The Company was forced to sell R-12 below cost to meet market pricing set by the automotive original equipment manufacturers. In addition, cost of sales was impacted by a $600,000 lower of cost or market writedown on refrigerant R-12 inventory at year-end. The Company has substantially enhanced its access to low cost R-12 through its reclamation and separation, and did not have a reoccurrence of this problem in 1999.

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

The Company recognized a loss from continuing operations of $5,187,741 for 1998. The loss is primarily attributed to the weak demand and pricing for refrigerant R-12, the lower cost or market write down of R-12, write off of investment and bad debts, and increased legal fees, as mentioned above. The Company does not anticipate any of these items recurring in future years. In 1997, the Company reported $3,261,384 in continuing operations income.

In July 1998, the Company's Board of Directors adopted a plan to discontinue its recycling and recovery equipment segment. The Company has initiated a liquidation program to sell all assets of the segment. Management intended for the disposal of the segment to be completed by June 30, 1999 (the Phase-Out Period) however, during fiscal 1999 those estimates were revised as discussed above. The Company recognized a loss from discontinued operations of $1,024,840 in fiscal year 1998. The Company recognized a 1998 loss of $5,273,005 related to the disposal of the discontinued segment. The disposal loss is composed of an approximate $4,800,000 write down of inventory to net realizable value and estimated Phase-Out Period costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $5,656,391 at September 30, 1999 compared to $4,103,766 at September 30, 1998, an increase of $1,552,625. The increase in working capital is primarily attributable to the increase in accounts receivable due to a 32% increase in sales during the fourth quarter of 1999 versus sales during the fourth quarter of 1998 and the partial recovery of $820,000 related to the trade receivable discussed above.

The Company relies on its bank debt as a source of funds for operations. The Company has financed its working capital requirements through operating cash flow and a working capital revolving line of credit obtained from a bank (the "Credit Facility"). At September 30, 1999, the amount outstanding under the Credit Facility was $9,742,380 a decrease of $2,250,000 from the line of credit advance balance at September 30, 1998. Borrowings outstanding under the Credit Facility bear interest at the bank's prime rate plus 1.5 %. The Credit Facility is secured by eligible accounts receivable, eligible inventory and property and equipment.

The Credit Facility was due on January 15, 1999. On April 7, 1999 the Company received a Forbearance Letter and new short term General Loan and Collateral Agreement from the bank. Under the terms of the Forbearance Letter and General Loan agreement, the bank gave the Company until August 31,1999 to secure long term financing from a different lender and provided the Company with additional financing of up to $1,500,000, subject to the Company meeting specific pay down obligations, loan covenants and issuance of stock warrants to the bank. On September 14, 1999 the Company received a letter from the bank agreeing to extend the term of the note on a month to month basis while the Company completed its refinancing. At September 30, 1999, the Company was in negotiations with several lenders to provide the Company with long term financing.

Subsequent to September 30, 1999, the Company secured and closed on a three-year $12,300,000 long-term Revolving Credit Facility agreement with The CIT Group/Business Credit. The CIT Credit Facility provides up to $12,300,000 in financing based upon eligible accounts receivable, inventory and equipment ("CIT Facility"). Borrowings outstanding under the CIT Facility bear interest at an effective rate of prime plus .6%.

In connection with obtaining the CIT Facility, the Company incurred deferred loan costs of $296,929 that will be capitalized and amortized over the life of the CIT Facility.

As an incentive to the Company's former bank to extend the Credit Facility and issue a formal forbearance agreement while the Company sought alternative financing, the Company agreed to pay the bank cash fees of $44,091 and issue the bank warrants to purchase 300,000 shares of the Company's common stock at a price of $1.40 per share. The Company has agreed to register such warrants on Form S-3 with the Securities and Exchange Commission in January of 2000.

On July 28, 1999 the Company signed several stock subscription agreements to sell and issue restricted Section 144 common stock to several private investors. Proceeds from the sale of such stock will be used for working capital and to pay down debt outstanding under the Credit Facility. Subsequent to September 30, 1999 the entire amounts outstanding under such subscription agreements, $594,600, was collected by the Company in December 1999.

On October 1, 1999 the Company's board of directors voted to sell and issue up to one million shares of restricted Section 144 common stock to several private investors for the sole purpose of providing working capital and short term financing that would be required if the Company was successful in acquiring afreegift. The sell price of such stock was set at approximately 85% of the prior five-day average closing price at October 1, 1999 or $1.00 per share. With the signing of the formal agreement to purchase afreegift, on December 22, 1999. The Company is currently in the process of selling these shares.

Pending shareholder approval of the afreegift merger discussed above, the Company is obligated to lend $1,000,000 to afreegift at times specified in a funding agreement. In exchange, the Company will receive a note from afreegift secured by all of its assets. The note is to be repaid in a year and bears interest at 9%.

Net cash used in operating activities related to continuing operations was $247,270 for 1999 versus net cash provided of $4,846,191 for 1998. Net cash provided by operating activities related to discontinued operations was $325,710 for 1999 versus net cash used by discontinued operations of $799,412 in 1998.

Net cash used in continuing operations investing activities was $180,201 in 1999 and $331,558 in 1998. Net cash used by discontinued operations investing activities was $ - 0 - in fiscal year 1999 compared to $17,477 net cash used in 1998.

The net cash used in financing activities in 1999 of $2,250,000 reflects net payments on the Credit Facility compared to $1,507,620 in payments on the Credit Facility in 1998.

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

YEAR 2000

The Company has assessed the potential issues and costs associated with the year 2000 and believe that it has addressed such issues. The Company has implemented revisions to effect year 2000 compliance of all its accounting and operations systems. The Company has reviewed year 2000 compliance issues with its vendors, suppliers, and customers. At the present time, the Company believes that costs or consequences of unforeseen issues would not result in the occurrence of a material event or uncertainty reasonably likely to have a material adverse effect on the Company.

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

SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be recast. The Company adopted this statement in fiscal year 1999.

In June 1997, the FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". In February 1998 the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits." The Company adopted these statements in 1999. The adoption did not have a significant impact on the Company's financial statements.

In June 1998, the Financial  Accounting  Standards  Board (FASB) issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not believe this will have a material effect on the operations. Implementation of this standard has recently been delayed by the FASB for a 12- month period through the issuance of SFAS No 137. "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No 133". The Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.


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

Assuming year-end 1999 variable rate debt and investment levels, a one-point change in interest rates would impact net interest expense by less than $100,000.

ITEM 8.  FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Independent Auditors' Reports - BDO Seidman, LLP                            22

Independent Auditors' Report - KPMG, LLP                                    23

Consolidated Balance Sheets - as of
September 30, 1999 and 1998                                                 24

Consolidated Statements of Operations and Comprehensive Income (Loss) -
for each of the years ended September 30, 1999, 1998 and 1997               25

Consolidated Statements of Stockholders' Equity - for each of the
years ended September 30, 1999, 1998 and 1997                               26

Consolidated Statements of Cash Flows -
for each of the years ended September 30, 1999, 1998 and 1997               27

Notes to Consolidated Financial Statements                                  28

Schedule II - Valuation and Qualifying Accounts                             43

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
EVTC, Inc.
Hurst, Texas


We have audited the accompanying consolidated balance sheet of EVTC, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year ended September 30, 1999. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EVTC, Inc. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the year ended September 30, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








BDO Seidman, LLP
Dallas, Texas
December  8, 1999, except for
Notes 5 and 13, as to which the
date is  December 23, 1999

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
EVTC, Inc.:


We have audited the accompanying consolidated balance sheet of EVTC, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 1998. In connection with our audits of the consolidated financial statements, we also have audited the 1998 and 1997 data in the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EVTC, Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the 1998 and 1997 data in the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP


Dallas, Texas
January 5, 1999

                          EVTC, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          September 30, 1999 and 1998




                                               ASSETS                                    1999             1998
                                               ------                                    ----             ----

                   Current assets:
                   Cash and cash equivalents                                        $2,159,434      $ 4,511,195
                   Marketable securities                                                54,460          -----
                   Accounts receivable, net of allowance of $820,425 in 1999 and
                   $1,512,868 in 1998                                                7,475,772        5,144,724
                   Income taxes receivable                                              58,108        1,423,659
                   Subscriptions Receivable                                            594,600          -----
                   Due from officer                                                      ----           200,000

                   Inventories                                                       6,805,492        7,236,440
                   Prepaid expenses and other current assets                           681,337          442,200
                   Deferred income taxes                                               300,000           -----
                   Assets of discontinued operations                                 1,098,760        1,596,948
                                                                                    -----------     ------------

                   Total current assets                                             19,227,963       20,555,166

                   Property and equipment, net                                       1,401,036        1,646,941
                   Goodwill, less accumulated amortization                             511,829          560,965
                   Investment in joint ventures and other assets                       437,964          797,896
                   Due from officer                                                    371,016           -----
                                                                                   ------------      -----------

                                                                                   $21,949,808     $ 23,560,968
                                                                                   ===========     =============


                                    LIABILITIES AND STOCKHOLDERS'
                                               EQUITY

                   Current liabilities:
                   Note payable to bank                                             $9,742,380     $ 11,992,380
                   Accounts payable - trade                                          2,387,771        2,338,740
                   Accrued liabilities                                               1,137,212        1,643,593
                   Liabilities of discontinued operations                              304,209          476,687
                                                                                    -------------   -------------

                   Total current liabilities                                        13,571,572        16,451,400
                                                                                    ----------      -------------

                   Commitments and contingencies

                   Stockholders' equity:
                   Preferred stock, $.01 par value.  Authorized
                    1,000,000 shares; none issued or outstanding                       ----               ----
                    Common stock, $.01 par value.  Authorized
                    10,000,000 shares; 4,989,719 shares issued
                    and outstanding (includes 792,801 shares of
                    subscribed stock at September 30, 1999)                             57,825           49,897

                   Additional paid-in capital                                       12,133,204       11,396,532
                   Accumulated other comprehensive income                               54,460            ---
                    Deficit                                                         (3,867,253)      (4,336,861)
                                                                                    ------------    ------------

                   Total stockholders' equity                                        8,378,236        7,109,568
                                                                                    -------------    -----------

                                                                                    $21,949,808     $23,560,968
                                                                                    ===========     ===========



See accompanying notes to consolidated financial statements.


                                                                          EVTC, INC. AND SUBSIDIARIES

                                                     Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                                Years ended September 30, 1999, 1998, and 1997


                                                                         1999             1998            1997
                                                                         ----             ----            ----


                  Net sales                                         $38,731,683      $38,483.170    $55,096,954
                  Cost of sales                                      32,361,928       35,669,958     42,841,492
                                                                    -----------      -----------    -----------

                  Gross profit                                        6,369,755       2,813,212      12,255,462


                  Selling, general and administrative
                   Expenses, including recovery of credit loss
                   of $820,000 in 1999                                5,263,936       7,857,941       5,897,711
                                                                    -----------      -----------    -----------


                  Operating income (loss)                             1,105,819      (5,044,729)      6,357,751


                  Interest expense                                    1,014,677       1,088,241       1,009,108

                  Other (income) expense, net                           (78,466)         60,629         (28,741)
                                                                    -----------      -----------    -----------

                  Income (loss) from continuing operations
                   Before income taxes                                  169,608      (6,193,599)      5,377,384


                  Income tax expense (benefit)                         (300,000)     (1,005,858)     2,116,000
                                                                    -----------      ----------     ----------

                  Income (loss) from continuing operations              469,608      (5,187,741)     3,261,384


                  Discontinued equipment products operations:

                  Loss from discontinued operations, net of
                    income taxes                                        ------       (1,024,840)    (2,375,994)

                  Loss on disposal of discontinued
                   Operations                                           ------       (5,273,005)        ----
                                                                    -----------      -----------    ----------

                  Net income (loss)                                   $469,608     $(11,485,586)     $ 885,390
                                                                    -----------      ----------     ----------

                  Other comprehensive income, net of tax;
                    Unrealized gain on securities                       54,460           ----           ----

                                                                    -----------      ----------     ----------

                  Comprehensive income (loss)                        $ 524,068    $(11,485,586)      $ 885,390
                                                                    ===========   =============     ==========

                  Income (loss) per share
                   Basic
                   Continuing operations                             $     .09     $     (1.04)      $    0.65
                   Discontinued operations                              ----             (1.26)          (0.47)
                                                                    -----------      ----------     ----------
                                                                     $     .09     $     (2.30)      $    0.18


                   Diluted
                    Continuing operations                            $     .09     $     (1.04)      $    0.64
                    Discontinued operations                             ----             (1.26)          (0.47)
                                                                    -----------      ----------     ----------
                                                                     $     .09     $     (2.30)      $    0.17



           See accompanying notes to consolidated financial statements



                           EVTC, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                 Years ended September 30, 1999, 1998, and 1997



                                                                                                   ACCUMULATED
                                                                ADDITIONAL       RETAINED             OTHER
                                  COMMON STOCK                                                     COMPREHENSIVE
                             -----------------
                                                                PAID-IN          EARNINGS
                                   SHARES        AMOUNT         CAPITAL          (DEFICIT)         -------INCOME         TOTAL
                                   ------        ------         -------          ---------         -------------         -----

Balance at September 30, 1996    5,153,411       51,534         12,749,053       $6,263,335        $-----------       $19,063,922
Proceeds from options exercised     47,833          478            373,970            --            -----------           374,448
  Proceeds from warrants
  exercised                         61,500          615            458,760            --            -----------           459,375
  Stock repurchase and
  retirement                      (273,025)       (2,730)        (2,185,251)          --            -----------        (2,187,981)
  Net income                     ----------      --------        -----------        885,390         -----------           885,390
                                 ==========      ========        ===========      ---------         ===========        -----------

Balance at September 30, 1997    4,989,719        49,897         11,396,532       7,148,725              ----          18,595,154
  Net loss                       ---------       --------        -----------    (11,485,586)             ----         (11,485,586)
                                 ---------       --------        -----------     -----------                          ------------

Balance at September 30, 1998    4,989,719        49,897         11,396,532       4,336,861              ----           7,109,568
                                 ---------       --------        -----------     -----------          ------------    ------------

Warrants issued to lender          -----          -----             150,000        -----                 ----             150,000

Subscription stock                 792,801         7,928            586,672        -----                 ----             594,600

  Unrealized gain on securities

  Net income                       -----          -----             -----           469,608              ----             469,608
                                 ---------       --------        -----------     -----------          ------------    ------------
Balance at September 30, 1999    5,782,520        57,825         12,133,204     $(3,867,253)             54,460        $8,378,236
                                 =========       ========        ===========    ============          ============    ============



          See accompanying notes to consolidated financial statements.


                           EVTC, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended September 30, 1999, 1998 and 1997





                                                                           1999              1998             1997
                                                                           ----              ----             ----

               Cash flows from operating activities:
                Income (loss) from continuing
                 Operations                                             $  469,608        $(5,187,741)     $3,261,384
               Adjustments to reconcile net income (loss) to net
               cash provided by (used in)
                Operating activities:
               Depreciation and amortization                               667,818            785,195         788,327
               Deferred income taxes                                      (300,000)           611,593        (439,300)
               Provision for bad debts                                    (692,443)         1,335,438           6,345
               Write-off of investment in joint venture                      ---              183,096            --
               (Gain) loss on sale of assets                                (3,660)           (40,692)        (15,003)
               Issuance of stock warrants                                  150,000               ---             --
               Changes in assets and liabilities:
               Accounts receivable                                      (1,638,605)        (1,210,740)     (1,907,056)
               Income taxes receivable                                   1,365,551         (1,423,659)           --
               Inventories                                                 430,948         10,057,035       1,595,136)
               Prepaid expenses and other current
                 Assets                                                   (239,137)            40,036        (185,041)
               Accounts payable and accrued liabilities                   (457,350)          (303,370)      1,159,638
                                                                       ------------       ------------     -----------
               Net cash provided by (used in)
                  Continuing operations                                   (247,270)         4,846,191       1,074,158
               Net cash provided by (used in) discontinued
               operations                                                                     ------
                                                                                             (799,412)
                                                                                             ---------

                                                                           325,710                        (1,092,915)
                                                                       ------------                       -----------
               Net cash provided by (used in)
                Operating activities                                        78,440          4,046,779        (18,757)
                                                                       ------------       ------------    -----------
    Cash flows from investing activities:
               Proceeds from sale of equipment                               5,000            ----            52,485
               Capital expenditures                                       (374,117)          (276,952)      (875,724)
               Due from officer                                           (171,016)          (100,000)      (100,000)
               Capital expenditures of discontinued operations                --              (17,477)       (51,684)
               Change in investment in joint ventures and other
               assets                                                        359,932           45,394       (276,281)
                                                                        ------------      ------------    -----------

               Net cash used in investing activities                        (180,201)        (349,035)    (1,251,204)
                                                                        ------------      ------------    -----------

               Cash flows from financing activities:
               Net change in current note payable to bank                 (2,250,000)      (1,507,620)     4,002,481
               Common stock repurchase and retirement                         ----              ----       2,187,981)
               Proceeds from exercise of common stock warrants                ----              ----         459,375
               Proceeds from common stock options exercised
               Net cash provided by (used in)                                 ----              ----         374,448
                Financing activities                                      (2,250,000)    (1,507,620)       2,648,323
                                                                          ----------     -----------       ---------
               Net increase (decrease) in cash and cash equivalents       (2,351,761)     2,190,124        1,378,362
               Cash and cash equivalents at beginning of year              4,511,195      2,321,071          942,709
                                                                           ---------     ----------        ---------
               Cash and cash equivalents at end of year                 $ 2,159,434      $4,511,195       $2,321,071
                                                                        ===========      ==========       ==========



                     See accompanying notes to consolidated financial statements

                           EVTC, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1) NATURE OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
    POLICIES

    (a) DESCRIPTION OF BUSINESS

        EVTC, Inc. (the "Company") was incorporated under the name "Environmental Technologies Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." The Company is primarily engaged in: the marketing and sale of refrigerants including dichlorofluoromethane (R-12) and tetrafluoroethane (R-134a)) and refrigerant reclaiming fluorescent light fixture ballasts and lamps (Ballast Recycling segment). In 1998, the Company discontinued its segment in the manufacture and distribution of refrigerant recycling and recovery equipment for automotive and commercial use (see note 8).

        The Company's sales are highly seasonal in nature, as industry-wide refrigerant sales are related to weather temperatures, primarily in the warmer months. The Company's historical refrigerant sales have primarily come from the sale of R-12, a refrigerant that is a chlorofluorocarbon
        (CFC). As of January 1, 1996, however, CFC-based refrigerants can no longer be manufactured in the United States under current regulations. CFC replacement products, such as R-134a, are now readily available to the Company. Notwithstanding the cessation of a predictable manufactured supply of R-12, management believes it will have access to an adequate supply of R-12 through fiscal 2000. However, beyond fiscal 2000 the Company's access to R-12 is much less certain. Management believes R-134a sales will continue to offset the decline of R-12 sales in future periods.

        During 1999 its suppliers placed the Company under a tight allocation of R-134a. The shortage of R-134a available for sale by the Company was partially off set by the increase in the average selling price of R-134a. The shortage of R-134a during the period was a result of several R-134a plants closing and the strong worldwide demand for the product. The Company believes that world wide production of R-134a in the future will be sufficient to fulfill demand and prevent significant future shortages of the product. The Company's ability to maintain its current level of R-12, R-134a and other refrigerant sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerants and historically has purchased from a number of manufacturers and suppliers. The Company's refrigerant reclaiming and separation activities will continue to serve as an important source of R-12, as well as other CFC and non-CFC refrigerants.

        The Company's note payable to a bank was $ 9,742,380 at September 30, 1999. On April 7, 1999 the Company received a Forbearance Letter and new short term General Loan and Collateral Agreement from the bank. Under the terms of the Forbearance Letter and General Loan agreement, the bank gave the Company until August 31, 1999 to secure long term financing from a different lender and provided additional financing up to $1,500,000 subject to the Company meeting specific pay down obligations, loan covenants and issuance of stock warrants to the bank. On September 14, 1999 the Company received a letter from the bank agreeing to extend the term of the note on a month to month basis while the Company completed its refinancing.

        Subsequent to September 30, 1999, the Company has secured a three-year loan agreement with The CIT Group/Business Credit ("CIT") which provides a $12,300,000 credit facility at a rate equivalent to the effective prime rate plus six tenths of one percent per annum. The CIT credit facility has various compliance covenants such as: the Company shall keep and maintain its books and records in accordance with generally accepted accounting principles, consistently applied; the Company will continue to have good and marketable title to all of the Collateral free and clear of all liens; the Company will maintain financially sound and reputable casualty insurance with respect to the Collateral; etc. The compliance covenants do not include covenants related to specific financial ratios.

                           EVTC, INC. AND SUBSIDIARIES

     (b)   BASIS OF PRESENTATION

        The consolidated financial statements include the financial statements of EVTC, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company accounts for its 50% ownership interest in a joint venture using the equity method.

    (c) CREDIT CONCENTRATION

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and trade receivables. The Company considers such risk in placing its cash and cash equivalents in financial institutions and other instruments. Concentration of credit risk with respect to trade receivables is limited because of the large number of customers that make up the Company's customer base and their dispersion in various industries and across different geographies. The Company performs ongoing credit evaluations of its customers' financial condition. No single customer accounted for more than 10% of total net sales in fiscal 1999, 1998 or 1997.

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

    (e) REVENUE RECOGNITION

        Sales are generally recorded by the Company when products are shipped to customers or services are performed. Revenue from sales of recyclable scrap materials is recognized when shipped. Products shipped on consignment to customers are not included in sales.

        Ballast recycling revenues are recognized upon the receipt and acceptance of waste material at its recycling facility in the Bronx, New York. Waste material disposal costs are accrued as the related revenues are recognized.

        During the fourth quarter of fiscal 1999, the Company recorded a recovery of $820,000 to the allowance for bad debts and accounts receivable related to a certain refrigerant product account receivable that was fully reserved for in 1998. Management revised its estimate of the collectibility based on subsequent cash received and estimated value of the underlying collateral. The recovery included cash payments, common stock shares assigned to the Company and security interests in real property.

    (f)CASH EQUIVALENTS

        The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents were $1,244,649 and $2,015,428 on September 30, 1999 and 1998, respectively, and consisted of short-term money market accounts.

    (g) INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

                           EVTC, INC. AND SUBSIDIARIES

    (h) PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the assets. Costs of maintenance and repairs are charged to expense when incurred.


    (i)GOODWILL

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. Accumulated goodwill amortization was $ 237,285 and $188,070 at September 30, 1999 and 1998, respectively.

        The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

    (j)INCOME TAXES

        Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $7,784,601 and recorded a $300,000 net deferred tax asset (as detailed in Note 7 to the Consolidated Financial Statements).

    (k) INCOME PER SHARE

        Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

                           EVTC, INC. AND SUBSIDIARIES

The denominator for continuing and discontinued operations is computed as follows:


                                                1999        1998       1997
                                                ----        ----       ----

 Denominator for basic earnings per share-

    Weighted average shares                  4,989,719   4,989,719   5,040,398

 Effect of dilutive securities:
    Employee stock options                      --          --          29,973
    Warrants                                    89,150      --          10,506
    Subscription Stock                          69,788
                                             ---------

 Dilutive potential common shares              158,938      --          40,479


 Denominator for diluted earnings per
   share -

  Weighted-average shares and assumed
  Conversions                               5,148,657    4,989,719   5,080,877
                                            =========    =========   =========



     The following stock options and warrants are not included in the diluted earnings per share calculation since in each case the exercise price is greater than the average market price.


                                              1999      1998       1997
                                              ----      ----       ----

               Employee stock options        98,000    283,500    62,000
                                                       0
               Warrants                     300,000      --       33,750



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

    (n) STOCK-BASED COMPENSATION

        The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting For Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options to employees at a price equal to or plus 10% of the market price of the stock at the date, no compensation expense is recorded. The Company, as required, has provided pro forma disclosures of compensation expense as determined under the provisions of SFAS No. 123.





                           EVTC, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

    (o) CONTINGENCIES

        Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

    (p) RECENT ACCOUNTING PRONOUNCEMENTS

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

            SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be recast. The Company adopted this statement in fiscal year 1999.

            In June 1997, the FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". In February 1998 the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits." The Company adopted these statements in 1999. The adoption did not have a significant impact on the Company's financial statements.

            In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not believe this will have a material effect on the operations. Implementation of this standard has recently been delayed by the FASB for a 12- month period through the issuance of SFAS No 137. "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No 133". The Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.


(2) INVENTORIES

            Inventories at September 30, 1999 and 1998 consist of the following:



                                                   1999         1998
                                                   ----         ----

                   Raw materials              $2,428,007      $3,644,095

                   Finished goods              4,377,485       3,592,345


                        Total inventories     $6,805,492      $7,236,440
                                              ==========      ==========

     Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. During the fourth quarter of fiscal 1998, the Company recorded a charge of approximately $600,000 to write down refrigerant product inventories to estimated net realizable values.

                           EVTC, INC. AND SUBSIDIARIES

(3) PROPERTY AND EQUIPMENT, NET

        Property and equipment at September 30, 1999 and 1998 is summarized as follows:

                               DEPRECIABLE
                                 LIVES             1999              1998


          Machinery and
           equipment           2-10 years     $ 3,776,735         $3,600,437
          Office equipment     2-5 years          991,804            851,565
          Vehicles             5 years            231,188            183,449
          Leasehold
           improvements        2-5 years          174,910            170,067
                                               ----------          ---------

                                                5,174,637          4,805,518
          Accumulated                          (3,773,601)        (3,158,577)
           depreciation
                                              $ 1,401,036         $1,646,941
                                              ===========         ==========

        Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term.

(4) INVESTMENTS IN JOINT VENTURES AND LOANS TO OFFICERS

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

        At September 30, 1999 and 1998, the Company's investment in LTI was approximately $403,000 and $548,000, respectively. LTI's operations commenced in fiscal 1997.

        The Company's share of net income (loss) from the joint ventures was not material to the Company's results from operations for any of the years presented.

        Due from officer at September 30,1999 and 1998 represents advances to an executive officer of the Company. The non-interest-bearing advance was converted to an interest-bearing, secured note (7% at September 30, 1999) during fiscal 1999.

                           EVTC, INC. AND SUBSIDIARIES

(5) NOTE PAYABLE

        At September 30, 1999 and 1998, the note payable consists of a secured line of credit in the aggregate available amount of $13,500,000 with a bank. The balances outstanding under the line of credit at September 30, 1999 and 1998 were $9,742,380 and $11,992,380, respectively. In fiscal
        1999, borrowings bore interest at the bank's prime rate plus 1.5% (9.75% at September 30, 1999). At September 30, 1999 the balance outstanding under the line of credit was below eligible security by $1,316,483. In fiscal 1998, borrowings bore interest at the bank's prime rate or LIBOR plus 1.75%. Borrowings outstanding at September 30, 1998 were at the bank's prime rate (8.25%). The line of credit was secured by eligible accounts receivable, eligible inventory and property and equipment. At September 30, 1998 the balance outstanding under the line of credit exceeded eligible security by $192,583. The line of credit was due on January 15, 1999. The Company received a non-binding verbal agreement from the bank to extend the due date for 120 days. In April 1999 the Company received a Forbearance Letter and new General Loan and Collateral Agreement from the bank, which the Company executed. The loan agreement provided a limited amount of additional financing up to $1,500,000 subject to the Company meeting specific pay down obligations, loan covenants and issuance of stock warrants to the bank. As an inducement for the bank to extend the Credit Facility and issue the Company a formal Forbearance Letter while the Company sought alternative financing, the Company agreed to pay the bank cash fees of $44,091 and issue the bank warrants to purchase 300,000 shares of the Company's common stock at a price of $1.40 per share. The Company has agreed to register such warrants on Form S-3 with the Securities and Exchange Commission in January of 2000.

        Subsequent to September 30, 1999, the Company has secured a three-year loan agreement with CIT which provides a $12,300,000 credit facility ("CIT credit facility") at a rate equivalent to the effective prime rate plus six tenths of one percent per annum. The CIT credit facility is secured by eligible accounts receivable, eligible inventory and property and equipment.


(6) CASH FLOWS

        Cash paid during fiscal 1999, 1998 and 1997 for interest and income taxes is as follows:

                                        1999           1998           1997
                                        ----           ----           ----

                      Interest       $1,014,677    $1,088,241     $1,011,233
                                     ==========    ==========     ==========

                      Income taxes   $  25,014    $   261,097     $1,045,584
                                     =========     ===========    ==========



     During fiscal 1999 the Company recorded a receivable for subscribed stock totaling $594,600. This amount was received in December 1999. Also, the Company recorded an unrealized gain on stock securities of $54,460 in 1999.


(7) INCOME TAXES

     Total income tax expense (benefit) for the years ended September 30, 1999, 1998 and 1997 is allocated as follows:


                                          1999           1998           1997
                                          ----           ----           ----

   Income from continuing operations  $ (300,000)    $(1,005,858)   $ 2,116,000

   Discontinued operations - loss
   from Discontinued operations             ---          ---         (1,219,000)
                                       ----------   ------------     -----------
                                        (300,000)     (1,005,858)       897,000
                                       ==========   ============     ===========





                           EVTC, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     The components of income tax expense (benefit) from continuing operations for the years ended September 30, 1999, 1998 and 1997 are as follows:


                                       1999           1998           1997
                                       ----           ----           ----


               Current:
                 Federal         $  ------        $ (1,677,451)   $2,129,300
                 State              ------              60,000       426,000
                                 ----------       ------------    -----------
                                    ------          (1,617,451)    2,555,300

               Deferred:

                 Federal          (252,000)            587,354      (434,900)
                 State             (48,000)             24,239        (4,400)
                                 ----------        -----------     ----------
                                 $(300,000)            611,593      (439,300)
                                 ----------        -----------     ----------

                                 $(300,000)        $(1,005,858)    2,116,000
                                 =========         ===========     =========

     Income tax expense (benefit) attributable to continuing operations for the years ended September 30, 1999, 1998 and 1997 differed from the expected income tax expense (computed by applying the U.S. Federal income tax rate to income
(loss) from continuing operations before income taxes) as a result of the following:


                                       1999           1998           1997
                                       ----           ----           ----

    Computed "expected" income

     Tax expense (benefit)          $  57,667     $(2,105,823)    $1,828,311
     State income taxes, net of
      Federal benefit                 (31,968)         55,598        278,256
     Change in deferred tax net
      asset
      Valuation allowance            (378,532)        935,679           --
     Other                             52,833         108,688          9,433
                                    ----------     -----------     ----------
                                     (300,000)     (1,005,858)     $2,116,00
                                    ==========     ===========     ==========

     The temporary differences that give rise to a significant portion of deferred tax assets and liabilities (continuing and discontinued operations) as of September 30, 1999 and 1998 are as follows:




         Deferred tax assets:

          Allowance for bad debts              $  381,912     $  656,731
          Inventory reserve                         ---        1,997,957
          Net operating loss carryforwards      2,646,764        272,777
          Plant and equipment                       ---           13,385
          Other                                    11,990        109,415
                                                ---------      ---------

           Gross deferred tax assets            3,040,666      3,050,265
          Valuation allowance                  (2,655,762)    (3,034,294)
                                               -----------    ----------
             Deferred tax assets - net
             of valutaion allowance               384,904         15,971
                                               -----------    ----------

             Deferred tax liabilities -
             Plant & Equipment                     61,900

               Other                               23,004         15,971
                                               -----------    ----------
             Gross Deferred Tax Liabilities        84,904         ----
                                               -----------    ----------
                 Net deferred tax assets          300,000         ----
                                               ===========    ==========


     Increase in the valuation allowance for 1998 is allocated $935,679 to income tax benefit from continuing operations and $2,098,615 to income tax benefit from discontinued operations.

                           EVTC, INC. AND SUBSIDIARIES

        The increase in the valuation allowance for deferred tax assets as of September 30, 1999 was $2,655,762. The net change in the total valuation allowance for the year ended September 30, 1999 was a decrease of
        $378,532. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the prior year loss and the unpredictable nature of the markets, the Company operates in, Management recorded a valuation allowance of $2,655,762 at September 30, 1999 for the portion of the deferred tax asset and Net Operating Losses not expected to be realized in fiscal 2000.

        At September 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $7,784,601which are available to offset future federal taxable income through 2019.

(8) DISCONTINUED OPERATIONS

        During July 1998, the Company's Board of Directors adopted a plan to discontinue its Recycling and Recovery Equipment business segment. The Company has initiated a liquidation program to sell all assets of the segment. Management intended for the disposal of the segment to be completed by June 30, 1999 (the Phase-Out Period), however during fiscal 1999 those estimates were revised to June 30, 2000. In fiscal 1998, loss on discontinued operations included a $477,000 charge for future operating results through the phase-out period and a writedown of $4,796,000 to inventory, accounts receivable, leasehold improvements, and equipment to estimated net realizable values. In fiscal 1999, the Company had liquidation revenues of $1,245,325 and incurred direct costs of $425,366.

         The Company revised the estimate for completion of the Phase-Out period and accordingly, the operating results of the discontinued Recycling and Recovery Equipment business operations, including provisions for lease termination costs, employee benefits and expenses during the extended Phase-Out Period through June 30, 2000 were revised to $304,209 and inventory, accounts receivable, and equipment estimated at net realizable values of $1,098,760. These estimates have been segregated from continuing operations and reported as a separate line item in the accompanying consolidated statement of operations. As shown below, the revenues from discontinued operations were completely offset by the cost of operations and change in estimates resulting in no income or loss from discontinued operations.

        Operating  results  (exclusive  of any  corporate  charges and  interest
        expense  and  the  aforementioned   provisions)  from  the  discontinued
        Recycling and Recovery Equipment segment are as follows:


                                        1999        1998          1997
                                        ----        ----          ----

              Revenues               $1,245,325   $ 1,435,350   $2,352,789
                                     ==========   ===========   ==========

              Loss before income
                taxes                $  ---       $(1,024,840)  (3,594,994)
              Income tax benefit     $  ---       $    ---      (1,219,000)
                                     ----------   ------------  -----------
              Loss from
              discontinued
               operations            $  ---       $(1,024,840) $(2,375,994)
                                     ==========   ===========   ==========


        During the fourth quarter of fiscal 1997, the Company recorded a charge of approximately $1,600,000 to write down recycling and recovery equipment inventories to estimated net realizable values.

                           EVTC, INC. AND SUBSIDIARIES

        Assets and liabilities of the discontinued Recycling and Recovery Equipment business segment are as follows:



                                               1999          1998
                                               ----          ----

         Assets:

           Accounts receivable               $209,122      $ 130,000
           Inventories                        877,121      1,436,948
           Equipment and other                 12,517         30,000
                                           ----------     ----------
                                           $1,098,760     $1,596,948
                                           ==========     ==========

         Liabilities:

           Accounts Payable                $ ----         $ 165,000
           Accrued Liabilities                304,209       311,687
                                           ----------     ---------
                                              304,209       476,687
                                           ==========     =========




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

       Transactions relating to the Option Plans for the years ended September 30, 1999, 1998 and 1997 are summarized as follows:


                                                   1999                       1998                    1997
                                                   ----                       ----                    ----

                                       WEIGHTED AVERAGE EXCERCISE       WEIGHTED AVERAGE        WEIGHTED AVERAGE
                                                                            EXERCISE               EXERCISE

                                           SHARES       PRICE         SHARES       PRICE        SHARES       PRICE
                                           ------       -----         ------       -----        ------       -----

          Outstanding at
           beginning of year              283,500      $ 7.15         316,500      $7.56       370,000       $ 7.90
           Granted                        380,500         .76         100,000       5.10        76,000         7.63
           Exercised                         --           --            --           --        (47,833)        7.83
           Forfeited                     (227,500)       6.69        (133,000)      6.58       (81,667)        9.25
                                         ---------     ------        ---------      -----      --------      ------

          Outstanding at end of
            Year                          436,500        1.82         283,500       7.15       316,500         7.56
                                         ========      ======         ========      =====      =======       ======

          Options exercisable at
            year end                      101,000        5.59         160,500       8.03       204,668         7.35
                                         ========      ======         ========      =====      =======       ======

          Weighted average
           fair value of
           options granted
           during the year                             $ 0.60                       1.52                       1.70
                                                       ======                       =====                    ======




     The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions. Expected life of 5.0 years; expected volatility of 70 % in 1999, 48% in 1998 and 17% in 1997; expected dividend yield of 0%; and risk-free interest rate of 5.88 % in 1999, 4.25% in 1998 and 6.22% in 1997.






                           EVTC, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                    AT SEPTEMBER 30, 1999              AT SEPTEMBER 30, 1999
                                    ---------------------              ---------------------

                                 WEIGHTED
                                 AVERAGE             WEIGHTED                           WEIGHTED
RANGE OF/OR                      REMAINING           AVERAGE                            AVERAGE
EXERCISE            NUMBER       CONTRACTUAL         EXERCISE        NUMBER             EXERCISE
PRICE            OUTSTANDING     LIFE                PRICE           EXERCISABLE        PRICE
----------       -----------     ------------        --------        -----------        --------

$ 50-$2.00        380,500           9.44            $    .76          45,000          $ 1.33
  $6.00            15,000            .53                6.00          15,000            6.00
$7.50-$11.88       41,000           1.40               10.11          41,000           10.11
                 --------        --------           ---------        -------          -------
                  436,500           8.38                1.82         101,000            5.59
                 ========        ========           =========        =======          =======




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


                                             1999      1998         1997
                                             ----      ----         ----

             Net income (loss):

                As reported                $ 470    $ (11,485)      $885

                Pro forma                    385      (11,581)       841

             Diluted income (loss) per share:

               As reported                 $ .09       $(2.30)      $.18

               Pro forma                     .07        (2.32)       .17


     The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future results.



                                 (b) NONEMPLOYEE

     On September 16, 1998 the Company executed an agreement with Colmen Capital Advisors, Inc. ("Colmen") to provide certain business improvement services to the Company over a one-year period ("Colmen Agreement"). Pursuant to the Colmen Agreement, services included, among others, establishing a strategic business plan, developing an annual operating plan, implementing day-to-day business and management accountability, formulating a corporate financing structure and implementing a strategic acquisitions and mergers program. Pursuant to the Colmen Agreement the Company paid Colmen $17,500 each month (subsequently increased in November 1998 to $30,000 each month) for these services, and was to grant Colmen options to acquire 500,000 shares of common stock. In addition, the Company agreed to issue options to acquire 500,000 common shares six months and one day from the Colmen Agreement date. On June 28, 1999 the Company reached an agreement on the termination of the contract with Colmen. Under the agreement, the Company paid Colmen a termination fee of $330,000 and all options were forfeited by Colmen. On January 11, 1999 the Board of Directors passed a resolution to issue all outside Board members options for 5,000 shares of the Company's common stock for serving on the Company's Board of Directors.

                           EVTC, INC. AND SUBSIDIARIES

(11)abOPERATING SEGMENTS

     The Company has two reportable segments: refrigerant and ballast recycling. The refrigerant segment is engaged in the marketing and sale of refrigerants, as well as performing refrigerant reclaiming services. The ballast-recycling segment is engaged in the recycling and disposal of fluorescent lighting ballasts. Amounts under the Corporate caption are items not directly attributable to a segment or items not allocated to the operating segment in evaluating their performance.

     The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations. The Company does not allocate the majority of interest expense, all corporate overhead and income tax expense or benefit to individual segments in evaluating performance.

     There have been no intersegment sales for the years ended September 30, 1999, 1998 and 1997.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.


                                     REFRIGERANT      BALLAST
                                     PRODUCT          PRODUCT       CORPORATE      CONSOLIDATED
                                     -----------      -------       ---------      ------------

 Year ended September 30, 1999:
  Revenues from external customers    $34,896,973     $3,834,710    $----------     $38,731,683

  Interest income                          92,841          4,282         30,973         128,096

  Interest expense                       -------        -------       1,014,677       1,014,677

  Depreciation and
   amortization expense                   556,734        111,084        -------         667,818

  Equity in the income of
   investees accounted for                ------         -------         20,687          20,687
   by the equity method

  Segment income (loss), before
   income taxes                         1,857,460        210,042     (1,897,894)        169,608

  Segment assets                       17,306,583      1,679,831      1,864,634      20,851,048

  Investment in equity method
   Investees                             -------        -------         402,604         402,604

  Expenditures for segment assets         316,810         57,307       --------         374,117



                           EVTC, INC. AND SUBSIDIARIES

                                     REFRIGERANT      BALLAST
                                     PRODUCT          PRODUCT       CORPORATE      CONSOLIDATED
                                     -----------      -------       ---------      ------------


Year ended September 30, 1998:
 Revenues from external customers      34,482,160     4,001,010        -------         38,483,170

 Interest income                           56,033      -------         (1,291)             54,742

 Interest expense                       -------        -------      1,088,241           1,088,241

 Depreciation and
  amortization expense                    651,152       134,043        -------            785,195

 Segment income (loss), before
  income taxes                         (4,472,781)      317,962    (2,038,780)         (6,193,599)


 Segment assets                        16,760,761     1,488,611     3,714,648          21,964,020

 Investment in equity method             -----           ------       547,786             547,786
  investees

 Expenditures for segment assets          207,116        69,836       ------              276,952

Year ended September 30, 1997:

 Revenues from external customers      50,605,971     4,490,983       -------          55,096,954

  Interest income                          37,357       ------        -------              37,357

  Interest expense                        -------       ------      1,009,108           1,009,108

  Depreciation  and
   Amortization expense                   657,287       131,040       -------             788,327

  Segment income (loss), before
   taxes                                6,283,153       418,050    (1,323,819)          5,377,384

  Segment assets                       26,739,72      1,485,291     1,554,622          29,779,640

  Investment in equity method            -------        ------        668,938             668,938
   investees

  Expenditures for segment assets        804,046         71,678        -------            875,724

Reconciliation of Consolidated:


      Assets                                1999                  1998                    1997
------------------------------------------------------------------------------------------------------------
Total Assets for reportable segments     $20,851,048            $21,964,020            $29,779,640
Assets of discontinued operations          1,098,760              1,596,948              7,766,309
                                         -----------            -----------            -----------
Consolidated Assets                      $21,949,808            $23,560,968            $37,545,949






        With the exception of the reconciliations shown the above totals represent consolidated total amounts.

        All revenues and long-lived assets of the Company are attributable to and reside domestically.

        No individual or related group of customers accounted for more than 10% of the Company's total consolidated revenues.




                           EVTC, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(12)  COMMITMENTS AND CONTINGENCIES

    (a)      COMMITMENTS

     The Company leases its New Jersey office and warehouse facilities from its principal shareholder at an annual cost of $120,000 in fiscal 1999, 1998 and 1997. The Company also leases other operating and office facilities pursuant to operating leases expiring through 2004.

        The following is a schedule of future minimum rental payments under operating leases:


                                 2000     $551,466
                                 2001      262,968
                                 2002      197,540
                                 2003      192,207
                                 2004       81,294
                                          --------
                                 Total  $1,285,475

        Total rental expense was $556,865, $606,708 and $534,015 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

     The Company's ballast recycling subsidiary has obtained approval from the EPA as a qualified recycler of waste materials. In connection therewith, the Company entered into an agreement with the EPA to set aside in a Closure Trust Fund, beginning in 1994, approximately $112,500 (annually adjusted for inflation), which was payable over a three-year period in equal annual installments of $37,500. The purpose of this fund is to accumulate resources required to clean up the Company's recycling facility upon closure. As of September 30, 1999, the Company has fully funded this obligation. The Company does not expect any significant cleanup costs in connection with the closure of its facility.


                           EVTC, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(13) SUBSEQUENT EVENTS

     On July 20, 1999 the Company's board of directors authorized the Company to enter into an agreement to sell 792,800 shares of restricted Section 144 common stock to a private investor. The Company entered into an agreement to sell the 792,800 shares of its common stock to the private investor on August 9, 1999. In December 1999, the Company received the cash payment for the subscription stock issued. The Company intends to use these funds for working capital and other general corporate purposes.

     On October 1, 1999 the Company's board of directors voted to sell and issue up to one million shares of restricted Section 144 common stock to several private investors for the sole purpose of providing working capital and short term financing that would be required if the Company was successful in acquiring afreegift, as discussed below. The sell price of such stock was set at approximately 85% of the prior 5 days average closing price on October 1, 1999 or $1.00 per share. With the signing of the formal agreement to purchase afreegift, on December 22, 1999, the Company is in the process of selling these shares.

     On November 18, 1999, an appraisal was completed of the Lakewood, NJ property that the Company leases from Mr. George Cannan, CEO and principle shareholder. The appraisal reported an appraisal value in excess of $800,000. Mr. Cannan has offered the property for sale to the Company for $871,000. The Company is currently in the process of obtaining a loan from a local bank in New Jersey for approximately $500,000. The mortgage loan will be used in conjunction with the forgiveness of the $371,016 note receivable from Mr. Cannan to purchase the property.

     On December 22, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with afreegift.com, Inc., a Nevada corporation ("afreegift"), Sakoff Enterprises, Inc., a Delaware corporation (the "Shareholder"), and Scott L. Sakoff ("Sakoff"). Under the Agreement, afreegift will merge into e solutions marketing, inc., a new wholly owned subsidiary formed by the Company in December of 1999, ("e solutions"), in exchange for common stock of the Company. Afreegift is an Oak Brook, Illinois based internet direct marketing company. The transaction is intended to qualify as a tax-free reorganization and will be accounted for using the purchase method of accounting.

     The consummation of the transactions contemplated by the Agreement is subject to approval by the Company's stockholders. An annual meeting of the Company's stockholders will be called for February 28, 2000 for the purpose of seeking ratification and approval of the Agreement and the transactions contemplated thereby. Subject to stockholder approval and satisfaction of certain pre-closing conditions, the Shareholder will be entitled to receive at the closing a number of shares of the Company's common stock to be agreed upon prior to the closing and the right to receive additional shares of the Company's common stock (the "Earn-Out Shares") upon satisfaction of certain financial performance objectives. In no event shall the number of shares issued at closing and Earn-Out Shares exceed 8,000,000.

     If the merger is consummated, the Company expects to expand its board of directors to seven members. The Shareholder will have the right to three seats on the Company's board so long as the subsidiary meets specified financial performance objectives. Also, at the closing of the merger, Sakoff will enter into an employment agreement with e solutions under which he will serve as President and Chief Executive Officer of e solutions . The employment agreement is for a term of 1 year. The Company is obligated to renew the employment agreement for an additional 1-year term upon e solutions meeting certain performance goals.

     Pending stockholder action on the merger, the Company is obligated to lend $1,000,000 to afreegift at times specified in a funding agreement. In exchange, the Company will receive a note from afreegift secured by all of its assets. The note is to be repaid in a year and bears interest at 9%.

     The Company intends to launch its first Permission Marketing web site in the Spring of 2000. The Company expects to formally close on the transaction in the quarter ending March 31, 2000.


                                                              SCHEDULE II
                           EVTC, INC. AND SUBSIDIARIES


                        Valuation and Qualifying Accounts

                  Years ended September 30, 1999, 1998 and 1997



                                                            OTHER
                                           BEGINNING        CHARGED TO          ADDITIONS OR          ENDING
                                           BALANCE          EXPENSE             (DEDUCTIONS)          BALANCE
                                           ---------        ----------          -------------         -------

   Allowance for doubtful accounts:

     Continuing Operations:

            1999                           $1,512,868         $  250,975        $  (943,418)        $ 820,425
            1998                              177,430          1,524,723           (189,285)        1,512,868
            1997                              171,085            170,659           (164,314)          177,430

    Discontinued Operations:

            1999                           $  418,695         $   --                   (800)         $417,895
            1998                              140,000            278,695                --            418,695
            1997                               20,000            120,000                --            140,000

  Reserve for inventory obsolescence:

     Continuing Operations:

            1999                           $   --             $    --           $       --           $  --
            1998                               --                  --                   --              --
            1997                               --                  --                   --              --

     Discontinued Operations:

            1999                          $ 5,876,344         $    --           $  2,115,483      $3,760,861
            1998                            1,185,000         4,796,005              104,661       5,876,344
            1997                               60,000         1,625,000              500,000       1,185,000

     Valuation allowance for deferred tax asset:

     Continuing operations:

            1999                         $   935,679          $   --            $   (378,532)     $  557,147
            1998                               --                 --                 935,679         935,679
            1997                               --                 --                    --              --

     Discontinued operations:

            1999                         $ 2,098,615         $    --            $       --        $2,098,615
            1998                               --                 --               2,098,615       2,098,615
                                               --                 --                    --              --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 On January 22, 1999 the Company severed its relationship with its certifying accountants, KPMG, LLP ("KPMG"). The action was recommended and approved by the audit committee of the Company.

KPMG's reports on the Company's financial statements for the past two years contained no adverse opinion or disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles.

During the most recent two fiscal years and any of the subsequent interim periods preceding January 22, 1999, there were no disagreements between the Company and KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years, except as follows:

There was a disagreement with KPMG concerning the amount of the valuation allowance for deferred tax assets at September 30, 1998. Discussions took place between KPMG and the audit committee of the Company. The dispute was resolved to KPMG's satisfaction and a valuation allowance of one hundred percent was recorded on the books of the Company. KPMG has stated that if the valuation allowance had not been recorded, its report on the Company's 1998 consolidated financial statements would have been modified.

On November 23, 1999, the Company appointed BDO Seidman, LLP as its certifying accountants. The action was recommended and approved by the audit committee of the Company.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The  directors  and  executive  officers of the Company as of September  30,1999 were:


      NAME                        AGE                  POSITION
      ----                        ---                  --------

 George Cannan, Sr.                56          Chairman, Chief Executive
                                                Officer and Director

 David Keener                      35          Chief Financial Officer

 Caroline Costante                 37          Secretary

 John Stefiuk                      48          Director

 John D. Mazzuto                   51          Director

 Robert J. Casper                  56          Director


     GEORGE CANNAN, SR. founded Environmental Materials Corp. ("EMC") a wholly-owned subsidiary of the Company in 1975 and has been President, Chief Executive Officer and a director of EMC since that time. Mr. Cannan founded the Company in 1989; was President and Chief Executive Officer until December 31, 1995; has been Chairman of the Board and a director of the Company since 1989; and was reappointed Chief Executive Officer in 1999. In July 1992, EMC became a wholly owned subsidiary of the Company. Mr. Cannan has been responsible for all phases of the Company's operations since its inception. Prior to founding EMC, Mr. Cannan was a manufacturer's representative in the automotive industry.

     DAVID A. KEENER joined the Company in 1998 as its Chief Financial Officer. Mr. Keener is a Certified Public Accountant. Prior to joining the Company, Mr. Keener was President of Dual-Heat LTD from April 1996 to January of 1998; Business Control Manager of Sensormatic Electronics Corporation from June 1994 to April 1996; and Audit Manager with Deloitte & Touche, LLP from January 1988 to May 1994.

     CAROLINE COSTANTE has been Secretary of the Company since its inception. Ms. Costante has been employed by EMC since 1979 and is responsible for the overall administration of the operations of EMC.

     JOHN STEFIUK is the President of Federal Bronze Products, Inc. a metal servicing center and representative agency based in Newark, New Jersey. Mr. Stefiuk joined Federal Bronze in 1972 and became President in 1978. During his tenure at Federal Bronze, he has held various managerial and operating positions.

    JOHN D. MAZZUTO is the President of Platinum Holdings, a private investment company. Mr. Mazzuto has held prior positions with Asian Oceanic Group, an international merchant bank where he served as President of the bank's New York subsidiary and Group Managing Director of the parent company. Prior to this, he held the position of Managing Director of Corporate Finance for Chemical Bank.

     ROBERT J. CASPER is the President and Chief Executive Officer of R.J. Casper & Associates. Mr. Casper has held prior positions as Chairman, Midwestern National Life Insurance Company, President of MC Equities, President/Chief Operating Officer of U.S. Life Corporation and Executive Vice President of Home Life Insurance Company. Mr. Casper's background encompasses over 30 years of experience in the life insurance industry, with 25 years of executive level, hands on management experience.

INFORMATION CONCERNING BOARD

    The Board of Directors met three times during the 1999 fiscal year.

    The Board of Directors has an Audit Committee, a Compensation Committee, and Executive Committee. The Audit Committee is responsible for reviewing the Company's audited financial statements, meeting with the Company's independent accountants to review the Company's internal controls and financial management practices and examining all agreements or other transactions between the Company and its directors and officers (other than those compensation functions assigned to the Compensation Committee) to determine whether such agreements or transactions are fair to the Company's shareholders. Members of the Audit Committee are Messrs. Jack Stefiuk and Robert Casper.

    The Compensation Committee is responsible for reviewing the compensation and benefits of the Company's executive officers, making recommendations to the Board of Directors concerning compensation and benefits for such executive officers and administering the Company's stock option plans. Members of the Compensation Committee are Messrs. Jack Stefiuk and Robert Casper.

    The Executive Committee has the authority to act, between meetings of the full Board of Directors, on any matter that might properly be brought before the Board of Directors, subject to exceptions for certain major matters. Members of the Executive Committee are Messrs. George Cannan and John Mazzuto.

    Directors of the Company receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. Directors receive stock options for 5,000 shares for serving on the Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth, compensation for the Company's Chairman and Chief Executive Officer ("CEO) and each officer that earned over $100,000 during such years (the "Named Executives"):

                                                                    Stock
                                                                    Option
   Name and Principal Position       Year    Salary     Bonus ($)  (shares)
   ---------------------------       ----    ------     ---------  --------

   George Cannan, Sr.                1999    $200,000     (1)        -0-
    Chairman/CEO                     1998    $200,000     (1)        -0-
                                     1997    $200,000     (1)        -0-


   David A. Keener                   1999    $123,077     (1)      45,000
    Chief Finncial Officer           1998    $ 85,998                -0-


   James Hellauer(2)                 1999    $   -0-      (1)      45,000
    CEO/President



(1) Represents less than 10% of the Executive's compensation.
(2) Mr. Hellauer resigned in 1999. Mr. Hellauer's salary was paid by Colmen Capital Advisors from the monthly management fees paid by the Company to Colmen.



Stock Option Grants in Last Fiscal Year

    The following table sets forth stock options granted to the Chairman and Chief Executive Officer ("CEO") and Named Executives as of September 30, 1999.

                       NUMBER OF OPTIONS              % OF TOTAL OPTIONS
                  GRANTED AT FISCAL YEAR END         GRANTED TO EMPLOYEES
                       SEPTEMBER 30, 1999              IN FISCAL YEAR           EXERCISE EXPIRATION  GRANT
NAME                        (#)                       September 30, 1999    ($/SHARE)       DATE     VALUE $
------------------------------------------------------------------------------------------------------------

George Cannan, Sr.        0                                 0.0%             $0.000          ---         $0.00

David Keener            45,000                             11.8%              $0625                 $28,125.00

James Hellauer            0                                 0.0%             $0.000                      $0.00




Option Exercises During, and Stock Options Held at End of Fiscal 1999

The following table indicates the total number and value of exercisable stock options held by the Named Executives as of September 30, 1999. No options were exercised by the Named Executives in the fiscal year ended September 30, 1999:



                                                                             VALUE OF UNEXERCISED
                                         NUMBER OF UNEXERCISED               IN-THE-MONEY OPTIONS
                                       OPTIONS AT FISCAL YEAR END            AT FISCAL YEAR END (1)
                                       --------------------------            ----------------------
      NAME                        EXERCISABLE        UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
      ----                        -----------        -------------       -----------       -------------

  George Cannan, Sr.                 0                  0                 $ 0                 $ 0

  David Keener                       0              45,000                  0                50,850

  James Hellauer                     0                   0                  0                   0




(1) Based on the last sale price for the Company's Common Stock on September 30, 1999 of $1.13 per share, as reported by NASDAQ.

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

The purpose of the Option Plans is to encourage stock ownership by certain directors, officers and employees of the Company and certain other people instrumental to the success of the Company and give them a greater personal interest in the success of the Company. The Option Plans are administered by the Board of Directors. The Board, within the limitations of the Option Plans, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights by the Company are to be imposed on shares subject to options. ISOs granted under the Option Plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Non-qualified options granted under the Option Plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the Option Plans will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Any options granted under the Option Plans are not transferable during the optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

EMPLOYMENT AGREEMENTS

    David Keener, the Company's Executive VP and CFO, is subject to the terms of an employment agreement whereby Mr. Keener is entitled to receive a base compensation of $120,000, bonus and benefits compensatory with other executive officers of the Company.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of September 30, 1999, the name and number of shares of Common Stock held by each person known to the Company to own beneficially more than five percent (5%) of the Company's Common Stock and the number of shares owned by each director and executive officer of the Company and all directors and executive officers as a group. Each of the following has an address c/o Environmental Technologies Corp., 121 S. Norwood Dr., Hurst, Texas 76053. All shares are owned directly by the named person.


                                         NUMBER OF
                    NAME                SHARES OWNED    PERCENT OF CLASS(1)
                    ----                ------------    -------------------

                George Cannan, Sr.       1,710,060             29.6%

                Caroline Costante          122,761 (2)          2.1%

                David Keener                63,000 (3)          1.1%

                John Stefiuk                65,000 (4)          1.1%

                Robert Casper               31,000 (5)          0.5%

                John Mazzuto                35,000 (6)          0.6%

            All Directors and Officers
                 as a Group (6 persons)  2,026,821             35.1%


----------

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised.
(2) Includes 40,000 shares of Common Stock issuable upon the exercise of stock options (10,000 of which are presently exercisable).
(3) Includes 45,000 shares of Common Stock issuable upon the exercise of stock options (none are presently exercisable).
(4) Includes 15,000 shares of Common Stock issuable upon the exercise of stock options, which are presently exercisable. (5)abIncludes 5,000 shares of Common Stock issuable upon the exercise of stock options, which are presently exercisable.
(6) Includes 35,000 shares of Common Stock issuable upon the exercise of stock options, which are presently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's refrigerant packaging and distribution operations are located in a 21,000 square foot building situated at 550 James Street, Lakewood, New Jersey 08701. The building is leased at a rental of $10,000 per month from George Cannan, Sr., the Company's founder, Chairman and principal stockholder, pursuant to 5-year lease. The Company believes that the terms of such lease are at least as favorable as those, which it could obtain from a non-affiliated third party.

As of September 30, 1999, the Company had a $371,016 note receivable from George Cannan. This note receivable bears interest at 7% per annum and is secured by the 21,000 square foot building located at 550 James Street in Lakewood New Jersey. The Company plans to purchase the Lakewood, New Jersey facility for a fair market value of $871,000, financed by a mortgage for approximately $500,000 and forgiveness of the note receivable due from George Cannan.

ITEM 14.         EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT      DESCRIPTION



      21.1         Subsidiaries of Registrant

      23.1         Consent of KPMG LLP

      23.2        Consent of BDO Seidman, LLP

       27          Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Hurst, State of Texas on the 30th day of December, 1999.

                                        EVTC, INC.

                                        BY:    /s/George Cannan, Sr.
                                            ----------------------------------
                                               GEORGE CANNAN, SR., Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated:



  SIGNATURE                            TITLE                        DATE
  ---------                            -----                        ----

  /s/George Cannan, Sr.    Chairman, Chief Executive Officer   December 30,1999
  GEORGE CANNAN, SR.       and Director

  /s/David Keener          Chief Financial Officer             December 30,1999
  DAVID KEENER

  /s/John Stefiuk          Director                            December 30,1999
  JOHN STEFIUK

  /s/John Mazzuto          Director                            December 30,1999
  JOHN MAZZUTO

  /s/Robert Casper         Director                            December 30,1999
  ROBERT CASPER

                                INDEX TO EXHIBITS


            Exhibit No.         Description
            -----------         -----------

              21.1          Subsidiaries of Registrant

              23.1          Consent of KPMG LLP

              23.2          Consent of BDO Seidman, LLP

                27          Financial Data Schedule

                     EXHIBIT 21.1 SUBSIDIARIES OF REGISTRANT

Effective December 30, 1999 the subsidiaries of the Company were:

      Environmental Materials Corp.
      Envirogroup Services, Inc.
      Refrigerant Reclaim Services, Inc.
      FulCircle Recyclers, Inc.
      E.M.C. Export Co., Inc.
      e solutions marketing, inc.

                                                                Exhibit 23.1


                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors
EVTC, Inc.:

We consent to incorporation by reference in the Registration Statement (No.333-8355) on Form S-8 of EVTC, Inc. of our report, dated January 5, 1999, relating to the consolidated balance sheet of EVTC, Inc. as of September 30, 1998 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 1998, and 1998 and 1997 data in the related financial statement schedule which report appears in the September 30, 1999 annual report on Form 10K of EVTC, Inc.



KPMG, LLP



Dallas, Texas
December 30, 1999

                                  Exhibit 23.2



                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors
EVTC, Inc.:

We consent to incorporation by reference in the Registration Statement (No. 333-8355) on Form S-8 of EVTC, Inc. of our report, dated December 8, 1999 except for Notes 5 and 13, as to which the date is December 23, 1999, relating to the consolidated balance sheet of EVTC, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year ended September 30, 1999, and related financial statement schedule which report appears in the September 30, 1999 annual report on Form 10-K of EVTC, Inc.





                                            BDO Seidman, LLP



Dallas, Texas
December 30, 1999