Form 10-K/A
period 1999-09-30
EVTC INC
filed 2000-01-06
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

This Amendment is filed to correct formatting and miscellaneous errors which occurred during the Edgar conversion process.


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


                      COMMON STOCK                  HIGH          LOW
                      ------------                  ----          ---
               YEAR ENDED SEPTEMBER 30, 1999

               First Quarter                      $ 1 3/4      $   3/8

               Second Quarter                       1              1/4

               Third Quarter                        3 5/16         1/2

               Fourth Quarter                       2 1/16         7/8

               YEAR ENDED SEPTEMBER 30, 1998

               First Quarter                      $ 8 5/8      $ 6

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





                                                                        Years Ended September 30,
                                                                        -------------------------
                                                      1999      1998        1997         1996       1995
                                                      ----      ----        ----         ----       ----
                                                             (In thousands, except per share data)

         STATEMENT OF OPERATIONS DATA:

         Net Sales                            $ 38,732      $  38, 483   $ 55,097    $ 31,657     $ 32,033
         Income (Loss) From
          Continuing Operations
                                                   470         (5,188)      3,261       2,640        2,337
         Income (Loss) From
          Continuing Operations Per Share
            Basic
                                                   .09          (1.04)       0.65        0.51         0.48
            Diluted
                                                   .09          (1.04)       0.64        0.50         0.47



                                                                        As of September 30,
                                                                        ------------------
                  BALANCE SHEET DATA:                1999      1998        1997         1996       1995
                                                     ----      ----        ----         ----       ----
                                                                          (In thousands)

         Working Capital                        $ 5,656      $  4,104     $14,893    $ 15,538     $ 15,489
         Total Assets                            21,950        23,561      37,546      31,907       22,164
         Total Debt                               9,742        11,992      13,500       9,498        1,267
         Total Shareholders'
          Equity                                 $8,378        $7,110     $18,595    $ 19,064     $ 17,600






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



           See accompanying notes to consolidated financial statements



                           EVTC, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                 Years ended September 30, 1999, 1998, and 1997



                                                                                                   ACCUMULATED
                                                                ADDITIONAL       RETAINED             OTHER
                                  COMMON STOCK                                                     COMPREHENSIVE
                             -----------------
                                                                PAID-IN          EARNINGS
                                   SHARES        AMOUNT         CAPITAL          (DEFICIT)         -------INCOME         TOTAL
                                   ------        ------         -------          ---------         -------------         -----

Balance at September 30, 1996    5,153,411      $51,534        $12,749,053       $6,263,335        $-----------       $19,063,922
Proceeds from options exercised     47,833          478            373,970            --            -----------           374,448
  Proceeds from warrants
  exercised                         61,500          615            458,760            --            -----------           459,375
  Stock repurchase and
  retirement                      (273,025)       (2,730)        (2,185,251)          --            -----------        (2,187,981)
  Net income                     ----------      --------        -----------        885,390         -----------           885,390
                                 ==========      ========        ===========      ---------         ===========        -----------

Balance at September 30, 1997    4,989,719        49,897         11,396,532       7,148,725              ----          18,595,154
  Net loss                       ---------       --------        -----------    (11,485,586)             ----         (11,485,586)
                                 ---------       --------        -----------     -----------                          ------------

Balance at September 30, 1998    4,989,719        49,897         11,396,532      (4,336,861)             ----           7,109,568
                                 ---------       --------        -----------     -----------          ------------    ------------

Warrants issued to lender          -----          -----             150,000        -----                 ----             150,000

Subscription stock                 792,801         7,928            586,672        -----                 ----             594,600

  Unrealized gain on securities                                                                          54,460            54,460

  Net income                       -----          -----             -----           469,608              ----             469,608
                                 ---------       --------        -----------     -----------          ------------    ------------
Balance at September 30, 1999    5,782,520       $57,825        $12,133,204     $(3,867,253)          $  54,460        $8,378,236
                                 =========       ========        ===========    ============          ============    ============



          See accompanying notes to consolidated financial statements.


                           EVTC, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended September 30, 1999, 1998 and 1997





                                                                           1999              1998             1997
                                                                           ----              ----             ----

               Cash flows from operating activities:
                Income (loss) from continuing
                 Operations                                             $  469,608        $(5,187,741)     $3,261,384
               Adjustments to reconcile net income (loss) to net
               cash provided by (used in)
                Operating activities:
               Depreciation and amortization                               667,818            785,195         788,327
               Deferred income taxes                                      (300,000)           611,593        (439,300)
               Provision for bad debts                                    (692,443)         1,335,438           6,345
               Write-off of investment in joint venture                      ---              183,096            --
               (Gain) loss on sale of assets                                (3,660)           (40,692)        (15,003)
               Issuance of stock warrants                                  150,000               ---             --
               Changes in assets and liabilities:
               Accounts receivable                                      (1,638,605)        (1,210,740)     (1,907,056)
               Income taxes receivable                                   1,365,551         (1,423,659)           --
               Inventories                                                 430,948         10,057,035      (1,595,136)
               Prepaid expenses and other current
                 Assets                                                   (239,137)            40,036        (185,041)
               Accounts payable and accrued liabilities                   (457,350)          (303,370)      1,159,638
                                                                       ------------       ------------     -----------
               Net cash provided by (used in)
                  Continuing operations                                   (247,270)         4,846,191       1,074,158
               Net cash provided by (used in) discontinued
               operations                                                  325,710           (799,412)     (1,092,915)
                                                                       ------------       ------------     -----------
               Net cash provided by (used in)
                Operating activities                                        78,440          4,046,779        (18,757)
                                                                       ------------       ------------    -----------
    Cash flows from investing activities:
               Proceeds from sale of equipment                               5,000            ----            52,485
               Capital expenditures                                       (374,117)          (276,952)      (875,724)
               Due from officer                                           (171,016)          (100,000)      (100,000)
               Capital expenditures of discontinued operations                --              (17,477)       (51,684)
               Change in investment in joint ventures and other
               assets                                                       359,932            45,394       (276,281)
                                                                        ------------      ------------    -----------

               Net cash used in investing activities                       (180,201)         (349,035)    (1,251,204)
                                                                        ------------      ------------    -----------

               Cash flows from financing activities:
               Net change in current note payable to bank                (2,250,000)       (1,507,620)     4,002,481
               Common stock repurchase and retirement                         ----              ----      (2,187,981)
               Proceeds from exercise of common stock warrants                ----              ----         459,375
               Proceeds from common stock options exercised                   ----              ----         374,448
               Net cash provided by (used in)
                Financing activities                                     (2,250,000)       (1,507,620)     2,648,323
                                                                          ----------     ------------      ---------
               Net increase (decrease) in cash and cash equivalents      (2,351,761)        2,190,124      1,378,362
               Cash and cash equivalents at beginning of year             4,511,195         2,321,071        942,709
                                                                           ---------     ------------      ---------
               Cash and cash equivalents at end of year                 $ 2,159,434        $4,511,195     $2,321,071
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

                           EVTC, INC. AND SUBSIDIARIES

The denominator for continuing and discontinued operations is computed as follows:


                                                1999        1998       1997
                                                ----        ----       ----

 Denominator for basic earnings per share-

    Weighted average shares                  4,989,719   4,989,719   5,040,398

 Effect of dilutive securities:
    Employee stock options                      --          --          29,973
    Warrants                                    89,150      --          10,506
    Subscription Stock                          69,788
                                             ---------    -------     ---------

 Dilutive potential common shares              158,938      --          40,479


 Denominator for diluted earnings per
   share -

  Weighted-average shares and assumed
  Conversions                               5,148,657    4,989,719   5,080,877
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

                           EVTC, INC. AND SUBSIDIARIES

(3) PROPERTY AND EQUIPMENT, NET

        Property and equipment at September 30, 1999 and 1998 is summarized as follows:

                               DEPRECIABLE
                                 LIVES             1999              1998


          Machinery and
           equipment           2-10 years     $ 3,776,735         $3,600,437
          Office equipment     2-5 years          991,804            851,565
          Vehicles             5 years            231,188            183,449
          Leasehold
           improvements        2-5 years          174,910            170,067
                                               ----------          ---------

                                                5,174,637          4,805,518
          Accumulated
           depreciation                        (3,773,601)        (3,158,577)
                                              $ 1,401,036         $1,646,941
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


(7) INCOME TAXES

     Total income tax expense (benefit) for the years ended September 30, 1999, 1998 and 1997 is allocated as follows:


                                          1999           1998           1997
                                          ----           ----           ----

   Income from continuing operations  $ (300,000)    $(1,005,858)   $ 2,116,000

   Discontinued operations - loss
   from Discontinued operations             ---          ---         (1,219,000)
                                       ----------   ------------     -----------
                                      $ (300,000)    $(1,005,858)   $   897,000
                                       ==========   ============     ===========





                           EVTC, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     The components of income tax expense (benefit) from continuing operations for the years ended September 30, 1999, 1998 and 1997 are as follows:


                                       1999           1998           1997
                                       ----           ----           ----


               Current:
                 Federal         $  ------        $ (1,677,451)   $2,129,300
                 State              ------              60,000       426,000
                                 ----------       ------------    -----------
                                    ------          (1,617,451)    2,555,300

               Deferred:

                 Federal          (252,000)            587,354      (434,900)
                 State             (48,000)             24,239        (4,400)
                                 ----------        -----------     ----------
                                 $(300,000)            611,593      (439,300)
                                 ----------        -----------     ----------

                                 $(300,000)        $(1,005,858)   $2,116,000
                                 =========         ===========    ==========

     Income tax expense (benefit) attributable to continuing operations for the years ended September 30, 1999, 1998 and 1997 differed from the expected income tax expense (computed by applying the U.S. Federal income tax rate to income
(loss) from continuing operations before income taxes) as a result of the following:


                                       1999           1998           1997
                                       ----           ----           ----

    Computed "expected" income

     Tax expense (benefit)          $  57,667     $(2,105,823)    $1,828,311
     State income taxes, net of
      Federal benefit                 (31,968)         55,598        278,256
     Change in deferred tax net
      asset
      Valuation allowance            (378,532)        935,679           --
     Other                             52,833         108,688          9,433
                                    ----------     -----------     ----------
                                    $(300,000)    $(1,005,858)    $2,116,000
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






                           EVTC, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                    AT SEPTEMBER 30, 1999              AT SEPTEMBER 30, 1999
                                    ---------------------              ---------------------

                                 WEIGHTED
                                 AVERAGE             WEIGHTED                           WEIGHTED
RANGE OF/OR                      REMAINING           AVERAGE                            AVERAGE
EXERCISE            NUMBER       CONTRACTUAL         EXERCISE        NUMBER             EXERCISE
PRICE            OUTSTANDING     LIFE                PRICE           EXERCISABLE        PRICE
----------       -----------     ------------        --------        -----------        --------

$ 50-$2.00        380,500         $ 9.44            $    .76          45,000          $ 1.33
  $6.00            15,000            .53                6.00          15,000            6.00
$7.50-$11.88       41,000           1.40               10.11          41,000           10.11
                 --------        --------           ---------        -------          -------
                  436,500           8.38                1.82         101,000            5.59
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


                                                              SCHEDULE II
                           EVTC, INC. AND SUBSIDIARIES


                        Valuation and Qualifying Accounts

                  Years ended September 30, 1999, 1998 and 1997



                                                            OTHER
                                           BEGINNING        CHARGED TO          ADDITIONS OR          ENDING
                                           BALANCE          EXPENSE             (DEDUCTIONS)          BALANCE
                                           ---------        ----------          -------------         -------

   Allowance for doubtful accounts:

     Continuing Operations:

            1999                           $1,512,868         $  250,975        $  (943,418)        $ 820,425
            1998                              177,430          1,524,723           (189,285)        1,512,868
            1997                              171,085            170,659           (164,314)          177,430

    Discontinued Operations:

            1999                           $  418,695         $   --                   (800)         $417,895
            1998                              140,000            278,695                --            418,695
            1997                               20,000            120,000                --            140,000

  Reserve for inventory obsolescence:

     Continuing Operations:

            1999                           $   --             $    --           $       --           $  --
            1998                               --                  --                   --              --
            1997                               --                  --                   --              --

     Discontinued Operations:

            1999                          $ 5,876,344         $    --           $  2,115,483      $3,760,861
            1998                            1,185,000         4,796,005              104,661       5,876,344
            1997                               60,000         1,625,000              500,000       1,185,000

     Valuation allowance for deferred tax asset:

     Continuing operations:

            1999                         $   935,679          $   --            $   (378,532)     $  557,147
            1998                               --                 --                 935,679         935,679
            1997                               --                 --                    --              --

     Discontinued operations:

            1999                         $ 2,098,615         $    --            $       --        $2,098,615
            1998                               --                 --               2,098,615       2,098,615
            1997                               --                 --                    --              --

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

                       NUMBER OF OPTIONS              % OF TOTAL OPTIONS
                  GRANTED AT FISCAL YEAR END         GRANTED TO EMPLOYEES
                       SEPTEMBER 30, 1999              IN FISCAL YEAR           EXERCISE EXPIRATION  GRANT
NAME                        (#)                       September 30, 1999    ($/SHARE)       DATE     VALUE $
------------------------------------------------------------------------------------------------------------

George Cannan, Sr.        0                                 0.0%             $0.000          ---         $0.00

David Keener            45,000                             11.8%             $0.625                 $28,125.00

James Hellauer            0                                 0.0%             $0.000                      $0.00




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