Form 10-Q
period 1999-12-31
EVTC INC
filed 2000-02-14
CIK 888956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended December 31, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______ to ________.

                  Commission File Number 0-20986

                                   EVTC, INC.

               (Exact name of issuer as specified in its charter)


                  Delaware                              22-3005943
   ---------------------------------------     ------------------------------
      (State or other Jurisdiction                  (I.R.S. Employer
      of incorporation or Organization)            Identification No.)

           121 South Norwood Drive
                 Hurst, Texas                             76053
   ----------------------------------------    ------------------------------
  (Address of Principal Executive Offices)               (Zip Code)

                                   (817)282-0022
                ---------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. XX Yes No [GRAPHIC OMITTED] [GRAPHIC OMITTED]



The  number  of  shares   outstanding  of  the  registrant's   common  stock  is
5,881,906(as of February 11, 2000).

                           EVTC,INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                    December 31,   September 30,
                  ASSETS
                                                        1999            1999
                                                    -----------    ------------
   Current Assets:
     Cash and cash equivalents                 $    95,211       $ 2,159,434
     Marketable securities                          54,460            54,460
     Subscriptions receivable                         --             594,600
     Accounts receivable, net                    4,298,999         7,475,772
     Deferred income taxes                         536,691           300,000
     Income taxes receivable                          --              58,108
     Note receivable                               250,000              --
     Inventories                                10,138,002         6,805,492
     Other current assets                          667,202           681,337
     Assets of discontinued operations             955,869         1,098,760
                                                ----------        ----------
         Total current assets                   16,996,434        19,227,963

     Property and equipment,net                  1,319,062          1,401,036
     Goodwill, net                                 499,545            511,829
     Investments and other assets                  398,568            437,964
     Due from officer                              371,016            371,016
                                                ----------        -----------
       Total assets                            $19,584,625        $21,949,808
                                               ===========        ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Note payable to bank                       $   750,000        $ 9,742,380
    CIT revolving credit line                    5,818,048             -
    Accounts payable                             3,576,824          2,387,771
    Liabilities of discontinued operations         241,591            304,209
    Accrued liabilities                          1,257,530          1,137,212
                                                ----------         ----------
       Total current liabilities                11,643,993         13,571,572

  Stockholders' Equity

    Common stock                                    58,115             57,825
    Paid-in-capital                             12,154,768         12,133,204
    Accumulated other comprehensive
     income                                         54,460             54,460
    Retained deficit                            (4,326,711)        (3,867,253)
                                                ----------         ----------
       Total stockholders' equity                7,940,632          8,378,236
                                                ----------         ----------
       Total liabilities and
        stockholders' equity                   $19,584,625        $21,949,808
                                               ===========        ===========


          See Accompanying Notes to Consolidated Financial Statements.

                           EVTC,INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                           Three Months Ended December 31,
                                               1999           1998
                                           -----------     -----------

Net sales                                 $  4,774,939   $  4,533,038
Cost of sales                                3,641,774      3,253,858
                                            ----------     ----------
     Gross profit                            1,133,165      1,279,180

Selling, general and
   administrative expenses                   1,594,451      1,859,303
                                            ----------     ----------

     Operating loss                           (461,286)      (580,123)

Interest expense                               221,434        240,179

Other (income) expense, net                     13,429         (7,689)
                                            ----------     ----------

Loss from continuing operations
     before income taxes                      (696,149)      (812,613)

Income tax expense (benefit)                  (236,691)          -

                                            -----------     ----------

Discontinued equipment products
     operations:

Loss from discontinued operations,
     net of income taxes                         -               -

Net loss                                 $    (459,458)   $  (812,613)
                                            -----------     ----------
Loss per share
 Basic:

 Continuing operations                   $       (0.08)   $     (0.17)
 Discontinued operations                         -               -
                                            -----------     ----------

                                                 (0.08)         (0.17)

Diluted:
 Continuing operations                   $       (0.08)   $    (0.17)
 Discontinued operations                          -              -
                                            -----------     ----------
                                                 (0.08)        (0.17)

See Accompanying Notes to Consolidated Financial Statements.

                           EVTC,INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                            Three Months Ended December 31,
                                                  1999            1998
                                                 ------          ------
Cash Flows From Operating Activities:
  Net loss                                    $  (459,458)    $  (812,613)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
        Depreciation and amortization             150,455         157,823
        Changes in assets and liabilities:
        Accounts receivable                     3,216,893       2,254,873
        Deferred Income Taxes                    (236,691)          -
        Income taxes receivable                    58,108          18,259
        Due from officer                             -           (171,016)
        Provision for bad debts                   (40,120)          -
        Inventory                              (3,332,510)     (1,379,263)
        Other current assets                       14,135        (142,828)

        Other assets                                 -            179,629
        Increase (Decrease) in liabilities:
        Assets of discontinued operations         142,891         124,151
        Liabilities of discontinued
           operations                             (62,618)       (121,316)
        Accounts payable and accrued
           liabilities                          1,309,371        (135,139)
                                               ----------        --------
        Net cash provided by (used in)
          operating activities                    760,456         (27,440)

Cash Flows From Investing Activities:
  Capital expenditures                            (56,197)         (6,191)
  Note receivable due from afreegift.com         (250,000)          -
  Change in investment in joint ventures
   and other assets                                39,396           -
                                               ----------        --------

Net cash used in investing activities            (266,801)         (6,191)

Cash Flows From Financing Activities:
  Net payments on notes payable to bank        (3,174,332)          -
  Collection of stock subscription                594,600           -
  Proceeds from common stock options
   exercised                                       21,854           -
                                               ----------        --------

Net cash provided by (used in)
  financing activities                         (2,557,878)          -
                                               ----------        --------

Net decrease in cash and
  cash equivalents                             (2,064,223)       (33,631)

Cash and cash equivalents - Beginning
  of year                                       2,159,434      4,511,195

                                               ----------        --------

Cash and cash equivalents - End of
  period                                      $    95,211    $ 4,477,564
                                               ==========     ==========


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

     The financial information furnished herein has not been audited by independent accountants; however in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three month period ended December 31, 1999 and December 31, 1998, respectively, have been made. The results of operations for the three-month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2. Income Per Share

     Net income (loss) per share in the first quarter of fiscal years 1999 and 1998 is computed on the basis of the weighted average number of common shares outstanding in the period. The average number of common shares outstanding for the three-month periods ended December 31, 1999 was 5,797,010 and 4,989,719 shares, respectively. The effect of dilutive options and warrants is immaterial.

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

     At September 30, 1999 the Company recorded a deferred tax asset of approximately $3 million. This asset consisted mainly of reserves relating to bad debts and inventory reported differently for financial reporting and tax purposes, as well as net operating loss carryforwards. Operating losses sustained in the first three months of fiscal 2000 increased the deferred tax asset to approximately $3.2 million at December 31, 1999. Based on estimates of recoverability of the deferred tax asset, the Company has recorded a valuation allowance on the deferred tax asset of $2.7 million at September 30, 1999 and December 31, 1999. Due to the valuation allowance placed on these assets, they are reflected at $300,000 and $536,691 on the Company's September 30, 1999 and December 31, 1999 consolidated balance sheet. The Company has available at December 31, 1999 net operating loss carryforwards, for federal and state income tax purposes, of $7,784,601 which are available to offset future federal and state taxable income, if any, through 2019.

Note 4.  Discontinued Operations

     During July 1998, the Company's Board of Directors adopted a plan to discontinue its Recycling and Recovery Equipment business segment. The Company initiated a liquidation program to sell all assets of the segment. Management intended for the disposal of the segment to be completed by June 30, 1999 (the Phase-Out Period), however during fiscal 1999 those estimates were revised to June 30, 2000. The Company has recast the accompanying consolidated statements of operations to present the operating results of the Recycling and Recovery Equipment business segment as discontinued operations. The accompanying consolidated balance sheets segregate assets and liabilities of the discontinued segment.

Note 5. Significant Acquisitions

         On October 15, 1999, the Company announced that it had signed a letter of intent to acquire afreegift!com, inc., ("afreegift") an Oak Brook, Illinois based internet direct marketing company.

         On December 22, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with afreegift, a Nevada corporation, Sakoff Enterprises, Inc., a Delaware corporation (the "Shareholder"), and Scott L. Sakoff ("Sakoff"). Under the Agreement, afreegift will merge into e solutions marketing, inc., ("e solutions") a new wholly owned subsidiary formed by the Company in December of 1999 in exchange for common stock of the Company. The purpose of the merger is to diversify the Company's business segments and to take advantage of the burgeoning e-commerce industry. The transaction is intended to qualify as a tax-free reorganization and will be accounted for using the purchase method of accounting. The consummation of the transactions contemplated by the Agreement is subject to approval by the Company's stockholders. An annual meeting of the Company's stockholders will be called in March for the purpose of seeking ratification and approval of the Agreement and the transactions contemplated thereby. Subject to stockholder approval and satisfaction of certain pre-closing conditions, the Shareholder will be entitled to receive at the closing a number of shares of the Company's common stock to be agreed upon prior to the closing and the right to receive additional shares of the Company's common stock (the "Earn-Out Shares") upon satisfaction of certain financial performance objectives. In no event shall the aggregate number of shares to be issued at closing plus the Earn-Out Shares exceed 8,000,000.

         If the merger is consummated, the Company expects to expand its board of directors to seven members. The Shareholder will have the right to nominate three members to the Company's board so long as the subsidiary meets specified financial performance objectives. Also, at the closing of the merger, Sakoff will enter into an employment agreement with e solutions under which he will serve as President and Chief Executive Officer of e solutions. The employment agreement will be for a term of 1 year. The Company is obligated to renew the employment agreement for an additional one-year term upon e solutions meeting certain performance goals.

         Pending stockholder action on the merger, the Company is obligated to lend $1,000,000 to afreegift at times specified in a funding agreement. In exchange, the Company will receive a note receivable from afreegift secured by all of its assets. The note is to be repaid in a year and bears interest at 9%. The obligations of the parties under the funding agreement and the note will terminate upon the closing of the merger transaction.

         The Company intends to launch its first permission marketing web site in the Spring of 2000. The Company expects to formally close on the transaction in the quarter ending March 31, 2000.

Note 6. Operating Segments

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

        There have been no intersegment sales for the three months ended December 31, 1999 and December 31,1998, respectively.

        The Company's reportable segment information for the three months ended December 31, 1999 and December 31, 1998 is reported below.



                                       CONSOLIDATED     BALLAST
                                       PRODUCT          RECYCLING     CORPORATE     CONSOLIDATED
                                       ------------     ---------     ---------     ------------

Three Months ended December
31, 1999:
  Revenues from external customers     $ 3,932,860      $842,079      $----------     $4,774,939

  Segment income (loss), before
  income taxes                            (394,381)       36,854        (338,622)       (696,149)

Three Months ended December
31, 1998:
  Revenues from external customers       3,634,854       898,184       ----------      4,533,038

  Segment income (loss), before
  income taxes                            (449,365)       74,701        (437,949)       (812,613)



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

         The Company's fiscal year-end is September 30.

         The following discussion of results of operations for the three-month period ended December 31, 1999 and should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report.

     Three months ended December 31, 1999 as compared to the three months ended December 31, 1998

         Revenues for the three-month period ended December 31, 1999 were approximately $4.77 million, as compared to revenues of approximately $4.53 million for the three-month period ended December 31, 1998, an increase of approximately $.24 million, or 5.3%. The increase in sales is primarily attributed to an increase in the amount of refrigerant reclaiming and commercial HVAC refrigerant sales and R-134a sold during the period which more than offset the decline in R-12 and R-22 sales. The decline in R-22 sales was attributable to the decline in market price for the refrigerant based on the industry wide excess supply of inventory carried over from last year. The decline in R-12 sales during this period is a result of the decline in demand for R-12 sales as it is replaced by R-134a. Sales of refrigerant R-12 continue to provide a significant portion of the Company's revenues, although its relative percentage is declining. The Company's ability to maintain its current level of R-12, R-22 and R-134a sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of R-12, R-22 or R-134a refrigerant and historically has purchased from a number of manufacturers and suppliers. The Company's refrigerant reclaiming and separation activities will continue to serve as an important source of R-12, as well as other CFC and non-CFC refrigerants.

     The costs of sales for the three month period ended December 31, 1999 were approximately $3.64 million, as compared to $3.25 million for the three-month period ended December 31, 1998, an increase of approximately $.39 million, or 12%. This increase is the result of increased sales and decreased margins in the HVAC refrigerant sales, primarily R-22, and a change in product mix in the automotive refrigerant sales for the three month period this year compared to last year. The Company's R-22 prices declined in excess of 10% for the three month period this year compared to last year, due to the industry wide excess supply of R-22 inventory carried over from last year.

         Selling, general, and administrative expenses for the three-month period ended December 31, 1999 decreased $264,852 from the three-month period ended December 31, 1998. The decrease is primarily attributable to the Company's continued cost reduction initiatives started in the first quarter of 1999 in all of the Company's business segments. The cost reduction efforts resulted in approximately $132,000 savings for salaries, marketing and distribution expenses associated with the Company's refrigerant business segments, $35,000 in salaries and other marketing expenses associated with the ballast recycling segment, and $97,000 in Corporate administrative expenses. Management anticipates the benefits of the cost reduction program to have a continued impact throughout fiscal 2000.

         Based on estimates of recoverability of deferred tax assets, the Company recorded a tax benefit of $236,691 for the operating loss for the three month period ended December 31, 1999(See Note 3 - Income taxes in Notes to the Consolidated Financial Statements).

         The Company's operating results vary from period to period as a result of weather conditions and the availability and price of refrigerant products (virgin and reclaimable). The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the second and third fiscal quarters. Accordingly, the first and fourth fiscal quarters of the Company's operations have been characterized by inventory build-up and seasonal operating losses resulting in periodic operating cash flow short falls. The
Company's results of operations for the three-month period ended December 31, 1999 may not necessarily be indicative of the Company's future operating results.

Liquidity and Capital Resources

         The Company had working capital of approximately $5.35 million at December 31, 1999, as compared to working capital of approximately $5.66 million at September 30, 1999. The Company had financed its working capital requirements through operating cash flow and a working capital revolving line of credit obtained from a bank (the "Bank Credit Facility"). On December 21, 1999 the Company closed on a three-year $12.3 million long term Revolving Credit Facility agreement with The CIT Group/Business Credit. The CIT Credit Facility provides up to $12.3 million in financing based upon eligible accounts receivable, inventory and equipment ("CIT Facility"). The long term CIT Facility replaced the Bank Credit Facility, with the bank providing a short-term credit facility of $750,000 ("Bank Facility"). At December 31, 1999, the line of credit advance balance from the CIT Facility was approximately $5.82 million and the balance from the Bank Facility was $750,000. Borrowings outstanding under the CIT Facility bear interest at the effective rate of prime plus .6% and borrowings outstanding under the Bank Facility bear interest at the rate of 10%.

     On July 28, 1999 the Company signed several stock subscription agreements to sell and issue restricted shares of common stock to several private investors. Proceeds from the sale of such stock were collected and used in December for working capital and to pay down debt outstanding under the CIT Facility.

     As of December 31, 1999, the Company had a $371,016 note receivable from George Cannan, Sr., the Company's founder, Chairman and principal stockholder. This note receivable bears interest at 7% per annum and is secured by the 21,000 square foot building located at 550 James Street in Lakewood, New Jersey. In January 2000 Mr. Cannan paid the note in full and the proceeds were used to pay down the Company's short-term bank debt under the Bank Facility.

     On October 1, 1999 the Company's board of directors voted to offer and sell up to one million restricted shares of common stock to several private investors for the sole purpose of providing working capital and short term financing that would be required if the Company was successful in acquiring afreegift. The offering price of such stock was set at approximately 85% of the prior five-day average closing price of the common stock at October 1, 1999 or $1.00 per share. With the signing of the formal agreement to purchase afreegift, on December 22, 1999, the Company is currently in the process of selling these shares.

     Pending stockholder approval of the afreegift merger discussed above, the Company is obligated to lend $1,000,000 to afreegift at times specified in a funding agreement. In exchange, the Company will receive a note from afreegift secured by all of its assets. The note is to be repaid in a year and bears interest at 9%. The obligations of the parties under the funding agreement and the note will terminate upon the closing of the merger transaction.

     On January 24, 2000 the Company's refrigerant separation joint venture, Liberty Technology International, Inc. ("Liberty") acquired the assets of Refrigerant Recycling Technologies, Inc. ("RRT") located in Red Wing, Minnesota for cash and the assumption of certain liabilities. In addition, the Company signed a letter of intent with Concorde Science and Technology, Inc. ("Concorde") of Red Bank, New Jersey to acquire their 50% interest in Liberty in exchange for a specified number of shares of the Company's common stock. The acquisition of Concorde's 50% interest in Liberty will make Liberty a wholly owned subsidiary of the Company.

     Net cash provided by operating activities for the three-month period ended December 31,1999 was $760,456 compared to net cash used in operating activities of $27,440 for the three-month period ended December 31, 1998. Accounts receivable collections provided approximately $3.22 million in cash and increased trade payables provided approximately $1.19 million used to increase the Company's refrigerant inventory by $3.33 million. Net cash used in investing activities was $266,801 and $6,191 for the three-month periods ended December 31, 1999 and 1998, respectively. The note receivable related to the investment in afreegift accounted for $250,000 of the total cash used in investing activities. The net cash used in financing activities during the three-month period ended December 31, 1999 was $2,557,878 reflecting payments on the Company's Credit Facility of $3,174,332 compared to $0 for the three-month period ended December 31, 1998. The collection of $594,600 for subscription stock was used to pay down debt outstanding under the CIT Facility.

     The Company had cash and cash equivalents of $95,211 and $2,159,434 at December 31, 1999 and September 30, 1999, respectively.

     As of the date of this report, other than as set forth in this report, the Company has no material commitments for capital expenditures, including in connection with research and development, acquisition of plant and equipment, additional employees or increases to inventory.


Year 2000

     The Company has assessed the potential issues and costs associated with the year 2000 and believe that it has addressed such issues. The Company has implemented revisions to effect year 2000 compliance of all its accounting and operations systems. The Company has reviewed year 2000 compliance issues with its vendors, suppliers, and customers. At the present time, the Company believes that costs or consequences of unforeseen issues would not result in the occurrence of a material event or uncertainty reasonably likely to have a material adverse effect on the Company. Subsequent to December 31, 1999 the Company has not experienced any year 2000 issues that would require a Year 2000 remediation plan. If such issues develop the Company has the ability to commit the necessary resources to complete a Year 2000 remediation plan on a timely basis.

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

     Assuming the current variable rate debt and investment levels, a one-point change in interest rates would impact net interest expense by less than $60,000.

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

Item 6.           Exhibits and Reports on Form 8-K

     On October 15, 1999 the Company filed on Form 8-K reporting the signing of a letter of intent with afreegift.com, Inc.

     On November 23, 1999 the Company filed on Form 8-K/A reporting the appointment of BDO Seidman, LLP as its certifying accountants. The action was recommended and approved by the audit committee of the Company.

     On December 22, 1999 the Company filed on Form 8-K reporting an Agreement and Plan of Reorganization (the "Agreement") with afreegift.com, Inc. a Nevada corporation ("afreegift"), Sakoff Enterprises, Inc., a Delaware corporation (the "Shareholder"), and Scott L. Sakoff ("Sakoff"). Under the terms of the Agreement, afreegift will merge into the company's newly formed subsidiary, e solutions marketing, inc. ("e solutions") in exchange for common stock of the Company. Afreegift is an Oak Brook, Illinois based Internet direct marketing company. The purpose of the merger is to diversify the Company's business segments and to take advantage of the burgeoning e-commerce industry. The transaction is intended to qualify as a tax-free reorganization.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EVTC,Inc.

Date:  February 11, 2000                   By: /s/ George Cannan
                                               ------------------------
                                                Chief Executive Officer

                                              /s/  David Keener
                                              -------------------------
                                                President and CFO