Form 10-Q
period 2000-03-31
EVTC INC
filed 2000-05-15
CIK 888956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 For the Transition
         Period From ________ to ________.

                         Commission File Number 0-20986

                                   EVTC, INC.
               (Exact name of issuer as specified in its charter)


Delaware                                                                                22-3005943
---------------------------------------------------                   ------------------------------------------------
           (State or other Jurisdiction                                              (I.R.S. Employer
        of incorporation or Organization)                                           Identification No.)

             121 South Norwood Drive

                   Hurst, Texas                                                            76053
---------------------------------------------------                   ------------------------------------------------
     (Address of Principal Executive Offices)                                           (Zip Code)

                                                     (817)282-0022
                                 -------------------------------------------------------
                                    (Issuer's Telephone Number, Including Area Code)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. XX Yes No




The number of shares outstanding of the registrant's common stock is 7,378,752 (as of May 8, 2000).

                               Page 1 of 21 pages.

                             There are no exhibits.

                           EVTC,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



         ASSETS                                                                    (unaudited)
                                                                             March 31, September 30,
                                                                               2000           1999

 Current Assets:
  Cash and cash equivalents ...........................................   $    374,870    $  2,159,434
  Marketable securities ...............................................         54,460          54,460
  Subscriptions receivable ............................................           --           594,600
  Accounts receivable, net ............................................      7,857,552       7,475,772
  Deferred income taxes ...............................................        471,703         300,000
  Income taxes receivable .............................................           --            58,108
  Note receivable .....................................................           --              --
  Inventories .........................................................     10,347,198       6,805,492
  Other current assets ................................................        913,466         681,337
  Assets of discontinued operations ...................................        910,869       1,098,760
                                                                            ----------      ----------

         Total current assets .........................................     20,930,118      19,227,963

  Property and equipment, net .........................................      1,442,896       1,401,036
  Goodwill, net .......................................................      1,117,433         511,829
  Investments and other assets ........................................        516,991         437,964
  Due from officer ....................................................           --           371,016

         Total assets .................................................   $ 24,007,438    $ 21,949,808
                                                                            ----------      ----------
                                                                            ----------      ----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
  Note payable to bank ................................................   $    315,833    $       --
  Revolving credit line ...............................................      8,075,470       9,742,380
  Accounts payable ....................................................      4,005,215       2,387,771
  Liabilities of discontinued
  operations ..........................................................        169,675         304,209
  Accrued liabilities .................................................      1,282,041       1,137,212
                                                                            ----------      ----------
Total current liabilities .............................................     13,848,234      13,571,572


Stockholders' Equity

  Common stock ........................................................         71,662          57,825
  Paid-in-capital .....................................................     14,233,639      12,133,204
  Accumulated other comprehensive
  income ..............................................................         54,460          54,460
  Retained deficit ....................................................     (4,200,557)     (3,867,253)
                                                                            ----------      ----------
         Total stockholders' equity ...................................     10,159,204       8,378,236
                                                                            ----------      ----------
         Total liabilities and
           stockholders' equity .......................................   $ 24,007,438    $ 21,949,808
                                                                            ----------      ----------
                                                                            ----------      ----------

See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                        Three Months Ended March 31      Six Months Ended March 31
                                        ---------------------------      -------------------------
                                         2000           1999             2000             1999
                                         ----           ----             ----             ----

Net sales .........................   $  8,909,247    $ 10,115,430    $ 13,684,186    $ 14,648,468
Cost of sales .....................      7,106,330       8,060,984      10,748,104      11,314,842
                                         ---------      ----------      ----------      ----------
Gross profit ......................      1,802,917       2,054,446       2,936,082       3,333,626

Selling, general and
   administrative expenses ........      1,447,827       1,846,531       3,042,278       3,705,834
                                         ---------      ----------      ----------      ----------

     Operating income (loss) ......        355,090         207,915        (106,196)       (372,208)

Interest expense ..................        172,943         232,350         394,376         472,529

Other (income) expense, net .......         (8,994)        (38,554)          4,435         (46,243)
                                         ---------      ----------      ----------      ----------

Income(loss) from continuing
     operations before income taxes        191,141          14,119        (505,007)       (798,494)

Income tax expense (benefit) ......         64,988             -0-        (171,703)        -0-
                                         ---------      ----------      ----------      ----------

Income (loss) from continuing
     operations ...................        126,153          14,119        (333,304)       (798,494)


Discontinued equipment products
     operations:

Loss from discontinued operations,
     net of income taxes ..........            -0-            -0-             -0-             -0-
                                         ---------      ----------      ----------      ----------


Net income (loss) .................   $    126,153    $     14,119    $   (333,304)   $   (798,494)
                                         ---------      ----------      ----------      ----------
                                         ---------      ----------      ----------      ----------
Income (loss) per share
 Basic:
 Continuing operations ............   $       0.02    $       0.00           (0.06)          (0.16)
 Discontinued operations ..........           0.00            0.00           (0.00)          (0.00)
                                         ---------      ----------      ----------      ----------
                                              0.02            0.00           (0.06)          (0.16)

Diluted:
 Continuing operations ............   $       0.02    $       0.00           (0.06)          (0.16)
 Discontinued operations ..........           0.00            0.00           (0.00)          (0.00)
                                         ---------      ----------      ----------      ----------
                                              0.02            0.00           (0.06)          (0.16)


See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                    Six Months Ended March 31,
                                              ----------------------------------
                                                      2000             1999


Cash Flows From Operating Activities:
  Net loss .....................................   $  (333,304)   $  (798,494)
  Adjustments to reconcile net
  loss to net cash used in operating activities:
        Depreciation and amortization ..........       294,866        360,452
        Provision for bad debts ................       106,249            -0-
    Changes in assets and liabilities, net
    of business acquired:

        Accounts receivable ....................      (488,029)    (1,124,446)
        Deferred Income Taxes ..................      (171,703)           -0-
        Due from officer .......................       371,016       (171,016)
        Income taxes receivable ................        58,108         50,000
        Inventory ..............................    (3,541,706)    (1,261,350)
        Other current assets ...................      (232,129)       (39,164)
        Other assets ...........................       (79,027)       206,746

        Accounts payable and accrued
          liabilities ..........................     1,762,273      1,703,930
        Assets of discontinued operations ......       187,891        235,655
        Liabilities of discontinued
           operations ..........................      (134,534)      (214,156)
                                                     ----------    -----------
          Net cash used in
            operating activities ...............    (2,200,029)    (1,051,843)

Cash Flows From Investing Activities:
  Capital expenditures .........................      (312,158)      (131,169)
                                                     ----------    -----------
Net cash used in investing activities ..........      (312,158)      (131,169)

Cash Flows From Financing Activities:
  Proceeds from note payable to bank ...........       750,000            -0-
  Payments on notes payable to bank ............      (434,167)           -0-
  Net payments on revolving credit line ........    (1,666,910)           -0-
  Collection of stock subscription .............       594,600            -0-
  Proceeds from sale of common stock
  and options exercised ........................     1,484,100            -0-
                                                     ----------    -----------
Net cash provided by
  Financing activities .........................       727,623            -0-
                                                     ----------    -----------

Net decrease in cash and
  cash equivalents .............................    (1,784,564)    (1,183,012)
                                                     ----------    -----------

Cash and cash equivalents - Beginning
  of period ....................................     2,159,434      4,511,195
                                                     ----------    -----------

Cash and cash equivalents - End of
  period .......................................   $   374,870    $ 3,328,183
                                                     ----------    -----------
                                                     ----------    -----------

See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC,INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1. Nature Of Business And Significant Accounting Policies

     EVTC, Inc. (the "Company") was incorporated under the name "Environmental Technologies Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." The Company is engaged in the marketing and sale of refrigerants, refrigerant reclaiming services, recycling of fluorescent light ballasts and lamps, and internet direct marketing business to consumer services via the getafreegift!com web site. The Company also manufactured and distributed refrigerant recycling and recovery equipment prior to the discontinuation of such operations in July 1998.

     The consolidated financial statements include the financial statements of EVTC, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial information furnished herein has not been audited by independent accountants; however in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three and six month periods ended March 31,2000 and March 31,1999, respectively, have been made. The results of operations for the six-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2. Income Per Share

     Net income (loss) per share for the first six months and for the second quarter of fiscal years 2000 and 1999 is computed on the basis of the weighted average number of common shares outstanding in the period. The average number of common shares outstanding for the six-month periods ended March 31, 2000 and 1999 was 6,057,695 and 5,010,719 shares, respectively. The average number of common shares outstanding for the three-month periods ended March 31, 2000 and 1999 was 6,318,380 and 5,010,719 shares, respectively. The effect of dilutive options and warrants is immaterial.

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

     At September 30, 1999 the Company recorded a deferred tax asset of approximately $3 million. This asset consisted mainly of reserves relating to bad debts and inventory reported differently for financial reporting and tax purposes, as well as net operating loss carryforwards. Operating losses sustained in the first six months of fiscal 2000 increased the deferred tax asset to approximately $3.2 million at March 31, 2000. Based on estimates of recoverability of the deferred tax asset, the Company has recorded valuation allowances of $2.7 million at September 30, 1999 and March 31, 2000. Due to the valuation allowance placed on these assets, they are reflected at $300,000 and $471,703 on the Company's September 30, 1999 and March 31, 2000 consolidated balance sheets. The Company has available at March 31, 2000 net operating loss carryforwards, for federal income tax purposes, of $7,784,601 which are available to offset future federal taxable income, if any, through 2019.

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

Note 5. Significant Acquisitions and Subsequent Events

         On October 15, 1999, the Company announced that it had signed a letter of intent to acquire afreegift!com, inc., ("afreegift") an Oak Brook, Illinois based internet direct marketing company.

         On December 22, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with afreegift, a Nevada corporation, Sakoff Enterprises, Inc., a Delaware corporation (the "Shareholder"), and Scott L. Sakoff ("Sakoff"). Under the Agreement, afreegift merges into e solutions marketing, inc., ("e solutions") a new wholly owned subsidiary formed by the Company in December of 1999 in exchange for common stock of the Company. The purpose of the merger is to diversify the Company's business segments and to take advantage of the burgeoning e-commerce industry. The transaction is intended to qualify as a tax-free reorganization and was accounted for using the purchase method of accounting. The consummation of the transactions contemplated by the Agreement was subject to approval by the Company's stockholders. At the annual meeting of the Company's stockholders on March 24, 2000 the Agreement and the transactions contemplated were approved. The Shareholder and his designated affiliates were entitled and received 1,000 shares of the Company's common stock at the closing. In addition, the Shareholder has the right to receive additional shares of the Company's common stock (the "Earn-Out Shares") upon satisfaction of certain financial performance objectives. In no event shall the aggregate number of shares issued at closing plus the Earn-Out Shares exceed 8,000,000.

         With the merger consummated, the Company expanded its board of directors to seven members. The Shareholder had the right to nominate two members to the Company's board so long as the subsidiary meet specified financial performance objectives. In addition to Scott Sakoff's election to the Board of Directors, Edward Sakoff and Laurie Kahn were appointed as members of the Board of Directors in compliance with the terms and conditions of the Agreement and the Plan of Reorganization attended to the afreegift.com transaction. Also, at the closing of the merger, Scott Sakoff entered into an employment agreement with e solutions under which he serves as President and Chief Executive Officer of e solutions. The employment agreement is for a term of 1 year. The Company is obligated to renew the employment agreement for an additional one-year term upon e solutions meeting certain performance goals. In addition, the Company was obligated to lend $1,000,000 to afreegift at times specified in a funding agreement. In exchange, the Company received a note receivable from afreegift secured by all of its assets. The obligations of the parties under the funding agreement and the note terminated upon the closing of the merger transaction.

         The Company intends to launch its first permission marketing web site in June of 2000 and has announced the signing of major sponsor partnerships for the June launch of its business to consumer web services. The web site will have over twenty consumer product and service categories, each anchored by National brand name sponsors that will provide free gifts to consumers in exchange for their personal profile data.

         On January 26, 2000, the Company announced that Liberty Technology International,Inc., the Company's refrigerant separation joint venture, (Liberty) acquired the assets of Refrigerant Recycling Technologies, Inc. (RRT) located in Red Wing, Minnesota for cash and the assumption of certain liabilities. In addition, the Company signed a letter of intent with Concorde Science and Technology, Inc. (Concorde) of Red Bank, New Jersey to acquire their 50% interest in Liberty in exchange for an amount of the Company's common stock. The acquisition of RRT's technology and assets enhances the capabilities of Liberty's existing refrigerant separation technology and allows the Company to expand into new separation markets outside of the refrigerant industry. In addition, the acquisition of Concorde's 50% interest makes Liberty a wholly owned subsidiary of EVTC, Inc. which will substantially streamline the management of day to day operations and improve Liberty's overall profitability. The acquisition of Concorde's 50% interest was approved by the Company's Board of Directors on March 24, 2000 and the acquisition closing was completed in April.

         On March 24, 2000 the Board of Directors of the Company approved the purchase contract related to the acquisition of a warehouse and office facility in Fort Worth, Texas to be utilized to consolidate the Company's refrigerant reclaiming, packaging, separation and warehousing operations, consolidate Corporate administrative functions, and provide for future growth of the Company's business. Subsequently, on April 7, 2000 the purchase contract was executed with a total purchase price of $1.4 million with 90% financing. Relocation to the new facility is planned to begin in October 2000.

         On March 24, 2000 the Board of Directors of the Company authorized the President of the Company to negotiate an acquisition transaction with Refrigerant Management Services, Inc.of Phoenix, Arizona ("RMS"). RMS is the dominant refrigerant reclaimer and service provider in the South Western portion of the United States with operations in Phoenix, Tucson, Los Angeles, San Diego, and Western Michigan. Subsequently, on May 5, 2000 the Company announced the acquisition of RMS. Under the terms of the purchase agreement RMS will receive an undisclosed amount of cash, stock and notes at closing. The agreement also provides for a significant contingent earn-out based on actual profits earned over the next three years.

         On April 17, 2000 the Company announced the signing of a formal letter of intent to acquire Mercury Technologies Inc. ("MTI"). MTI is a national mercury and lamp recycling company headquartered in Allentown, Pa. with processing facilities in Allentown, Pa., Melbourne, Fl. And Hayward, Ca. MTI will be merged with the Company's Ballast Recycling Division, which will allow the Company to offer full service ballast and lamp recycling nationally by combining two established industry leaders into the largest ballast and lamp recycling company in the nation. Under the terms of the letter of intent, MTI shall receive an undisclosed amount of cash, stock and notes at closing. The contract also provides for MTI to receive additional consideration under a contingent earn-out formula that is based on actual revenue for the next 12 months.

Note 6. Operating Segments

        The Company has three reportable segments: refrigerant, ballast recycling and internet direct marketing. The refrigerant segment is engaged in the marketing and sale of refrigerants, as well as performing refrigerant reclaiming services. The ballast-recycling segment is engaged in the recycling and disposal of fluorescent lighting ballasts. The internet direct marketing segment ("e solutions") is engaged in web site development of Permission Marketing/Relationship Marketing based business models for internet marketers seeking to acquire rich data on a pay for performance and measurable basis. Amounts under the Corporate caption are items not directly attributable to a segment or items not allocated to the operating segment in evaluating their performance. There have been no intersegment sales for the six months ended March 31, 2000 and March 31,1999, respectively.

        The Company's reportable segment information for the three months ended March 31, 2000 and March 31, 1999 is reported below.


                                     REFRIGERANT    BALLAST      E SOLUTIONS
                                     PRODUCT        RECYCLING    SERVICES       CORPORATE     CONSOLIDATED
                                     ------------  ------------ ------------    -----------   ------------


Three Months ended March 31, 2000:

    Revenues from external .......   $ 7,947,263   $   961,984   $----------    $----------    $ 8,909,247
customers

  Segment income (loss), before
   Income taxes ..................       478,882        61,714       (17,598)      (331,857)       191,141


Three Months ended March 31, 1999:

    Revenues from external .......     9,133,223       982,207          --             --       10,115,430
customers

Segment income (loss), before
 Income taxes ....................       351,677        82,711          --         (420,269)        14,119


          The Company's reportable segment information for the six months ended March 31, 2000 and March 31, 1999 is reported below.



                                     REFRIGERANT    BALLAST      E SOLUTIONS
                                     PRODUCT        RECYCLING    SERVICES       CORPORATE     CONSOLIDATED
                                     ------------  ------------ ------------    -----------   ------------

Six Months ended March 31, 2000:

    Revenues from external .....   $ 11,880,123    $  1,804,063    $----------     $----------    $ 13,684,186
customers

  Segment income (loss), before
   Income taxes ................         84,501          98,568        (17,598)       (670,478)       (505,007)


Six Months ended March 31, 1999:

    Revenues from external .....     12,768,077       1,880,391           --              --        14,648,468
customers

Segment income (loss), before
 Income taxes ..................        (97,688)        157,412           --          (858,218)      (798,494)



Note 7. Cash Flows

         With the purchase of afreegift!com, the Company recorded approximately $630,000 in goodwill and issued 1,000 shares of the Company's common stock related to the purchase transaction.

Note 8. Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not believe this will have a material effect on the operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period through the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- deferral of the effective date of FASB Statement No. 133". The Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

         The Company's fiscal year-end is September 30.

         The following discussion of results of operations for the three-month and six month periods ended March 31, 2000 and 1999 should be read in conjunction with the unaudited condensed financial statements, including notes thereto, included elsewhere in this Report.

Three months ended March 31, 2000 as compared to the three months ended March 31, 1999

     Revenues for the three-month period ended March 31, 2000 were approximately $8.9 million, as compared to revenues of approximately $10.1 million for the three-month period ended March 31, 1999, a decrease of approximately $1.2 million, or 11%. The decrease in sales is primarily attributed to a decrease in the amount of R-134a sold by the Company's automotive division as the demand and price for R-134a was negatively impacted by R-134a producers who were very aggressive with pricing to this distribution channel for preseason orders. The decline in automotive refrigerant sales was partially offset by an increase in refrigerant sales to the Company's HVAC markets. Sales of refrigerant R-12 continue to provide a significant portion of the Company's revenues although its relative percentage is declining, as the demand for R-134a, the replacement for R-12, is increasing, and the Company continues its increasing emphasis on refrigerant reclaiming and commercial HVAC refrigerant sales. The decrease in pre-season sales of R-22 also contributed to the overall sales decline for the period. The decline in R-22 sales was primarily attributable to the 14% decline in market price for the refrigerant based on the industry wide excess supply of inventory carried over from last year and the decline in pre season demand. The Company's ability to maintain its current level of R-12, R-22 and R-134a sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of R-12, R-22 or R-134a refrigerant and historically has purchased from a number of manufacturers and suppliers. The Company's refrigerant reclaiming and separation activities will continue to serve as an important source of R-12, as well as other CFC refrigerants.

     The costs of sales for the three month period ended March 31, 2000 were approximately $7.1 million, as compared to $8.1 million for the three-month period ended March 31, 1999,a decrease of approximately $1.0 million, or 12%. This decrease is the result of decreased refrigerant sales and change in product sales mix. Gross margin for the three-month period ended March 31, 2000 represented 20.2% of revenue compared to 20.3% for the three-month period ended March 31, 1999. The decrease in margins on R-134a and R-22 sales were partially offset by increased margins for R-12 sales and other HVAC refrigerant sales.

         Selling, general, and administrative expenses for the three-month period ended March 31, 2000 decreased $398,704 from the three-month period ended March 31, 1999. The decrease is primarily attributable to the Company's continued cost reduction initiatives started in the first quarter of 1999 in all of the Company's business segments. The cost reduction efforts resulted in approximately $304,000 in savings for salaries, marketing, distribution, and administrative expenses associated with the Company's refrigerant business segments, $28,000 in salaries and other marketing expenses associated with the ballast recycling segment, and $82,000 in Corporate administrative expenses. Management anticipates the benefits of the cost reduction program to have a continued impact throughout fiscal 2000. Selling, general, and administrative expenses for the three-month period ended March 31, 2000 include approximately $18,000 related to e solutions marketing activities.

         The Company generated a net income before taxes during the three-month period ended March 31, 2000 of $191,141 as compared to a net income before taxes of $14,119 during the three-month period ended March 31, 1999, a $177,000 improvement.

         Based on estimates of recoverability of deferred tax assets, the Company had recorded a tax benefit of $236,691 for the operating loss for the three month period ended December 31, 1999, and the Company recorded a tax expense of $64,988 for the operating income for the three month period ended March 31, 2000(See Note 3- Income taxes in Notes to the Consolidated Financial Statements).

         The Company's operating results vary from period to period as a result of weather conditions and the availability and price of refrigerant products (virgin and reclaimable). The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the second and third fiscal quarters. Accordingly, the first and fourth fiscal quarters of the Company's operations have been characterized by inventory build-up and seasonal operating losses resulting in periodic operating cash flow short falls. The Company's results of operations for the three-month period ended March 31, 2000 may not necessarily be indicative of the Company's future operating results.

Six months  ended March 31,  2000 as compared to the six months  ended March 31,
1999

     Revenues for the six-month period ended March 31, 2000 were approximately $13.6 million as compared to revenues of approximately $14.6 million for the six-month period ended March 31, 1999, a decrease of approximately 1.0 million or 7%. The decrease in revenue was primarily attributed to a decrease in the amount of R-134a sold by the Company's automotive division as the demand and price for R-134a was negatively impacted by R-134a producers who were very aggressive with pricing to this distribution channel for preseason orders. The decline in automotive refrigerant sales was partially offset by an increase in refrigerant sales to the Company's HVAC markets. Sales of refrigerant R-12 continue to provide a significant portion of the Company's revenues although its relative percentage is declining, as the demand for R-134a, the replacement for R-12, is increasing, and the Company continues its marketing emphasis on refrigerant reclaiming and commercial HVAC refrigerant sales. The decrease in sales of R-22 also contributed to the overall sales decline for the period. The decline in R-22 sales was attributable to the decline in market price of approximately 13% for the refrigerant based on the industry wide excess supply of inventory carried over from last year and decline in pre season demand. The Company's ability to maintain its current level of R-12, R-22 and R-134a sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of R-12, R-22 or R-134a refrigerant and historically has purchased from a number of manufacturers and suppliers. The Company's refrigerant reclaiming and separation activities will continue to serve as an important source of R-12, as well as other CFC refrigerant

In addition to the Company's continued efforts in the refrigerant repackaging, refrigerant reclaiming and ballast recycling industries, the Company operates Liberty Technology Inc. (LTI), the nation's largest mixed refrigerant processing facility. LTI continues to be a major source of both CFC and non-CFC refrigerants.

The costs of sales for the six-month period ended March 31, 2000 were approximately $10.7 million as compared to approximately $11.3 million for the six-month period ended March 31, 1999, a decrease of approximately $600,000 or 5%. This decrease is the result of decreased refrigerant sales and change in product sales mix. Gross Margin for the six-month period ended March 31, 2000 represented 21.5% of revenue compared to 22.8% for the six-month period ended March 31, 1999. The decrease in gross margin is primarily attributable to reduced margins on R-134a and R-22 refrigerant sales, partially offset by improved gross margins on R-12 refrigerant sales, and the change in refrigerant reclaiming product sales mix.

Selling and administrative expenses decreased to $3.0 million for the six-month period ended March 31, 2000 from $3.7 million for the period ended March 31, 1999, a decrease of approximately $700,000 or approximately 19%. The decrease was attributable primarily to the cost reduction programs implemented by all of the Company's business segments.

The Company generated a net loss during the six-month period ended March 31, 2000 of approximately $505,000 as compared to a net loss of $798,000 during the six-month period ended March 31, 1999, a $293,000 or 37% improvement.

         The Company's operating results vary from period to period as a result of weather conditions and the availability and price of refrigerant products (virgin and reclaimable). The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the second and third fiscal quarters. Accordingly, the first and fourth fiscal quarters of the Company's operations have been characterized by inventory build-up and seasonal operating losses resulting in periodic operating cash flow short falls. Due to the industry shortages and excesses of various refrigerants, the Company's varied product mix and the seasonality of refrigerant revenues, the Company's results may not be necessarily an indication of the Company's future operating results.

Liquidity and Capital Resources

         The Company had working capital of approximately $7.1 million at March 31, 2000, as compared to working capital of approximately $5.7 million at September 30, 1999. Historically, the Company has financed its working capital requirements through operating cash flow and a working capital revolving line of credit obtained from a bank (the "Bank Credit Facility"). On December 21, 1999 the Company closed on a three-year $12.3 million long term Revolving Credit Facility agreement with The CIT Group/Business Credit. The CIT Credit Facility provides up to $12.3 million in financing based upon eligible accounts receivable, inventory and equipment ("CIT Facility"). The long term CIT Facility replaced the Bank Credit Facility, with the bank providing a short-term credit facility of $750,000 ("Bank Facility"). At March 31, 2000, the line of credit advance balance from the CIT Facility was approximately $8.08 million and the balance from the Bank Facility was $315,833. Borrowings outstanding under the CIT Facility bear interest at the effective rate of prime plus .6% and borrowings outstanding under the Bank Facility bear interest at the rate of 10%.

As of December 31, 1999, the Company had a $371,016 note receivable from George Cannan, Sr., the Company's founder, Chairman and principal stockholder. This note receivable yielded interest at 7% per annum and was secured by the 21,000 square foot building located at 550 James Street in Lakewood, New Jersey. In January 2000, Mr. Cannan paid the note in full and the proceeds were used to pay down the Company's short-term bank debt under the Bank Facility.

         On October 1, 1999 the Company's board of directors voted to offer and sell up to one million restricted shares of common stock to several private investors for the sole purpose of providing working capital and short term financing that would be required if the Company was successful in acquiring afreegift. The offering price of such stock was set at approximately 85% of the prior five-day average closing price of the common stock at October 1, 1999 or $1.00 per share. With the signing of the formal agreement to purchase afreegift, on December 22, 1999 and subsequent stockholder approval of the acquisition on March 24, 2000, the Company sold 750,000 restricted shares of common stock. Management expects the proceeds from the sale of these shares to fund the cash requirements of e solutions marketing, inc.

         On January 26, 2000 the Company's refrigerant separation joint venture, Liberty Technology International, Inc. ("Liberty") acquired the assets of Refrigerant Recycling Technologies, Inc. ("RRT") located in Red Wing, Minnesota for cash and the assumption of certain liabilities. In addition, the Company signed a letter of intent with Concorde Science and Technology, Inc. ("Concorde") of Red Bank, New Jersey to acquire their 50% interest in Liberty in exchange for a specified number of shares of the Company's common stock. The acquisition of Concorde's 50% interest in Liberty will make Liberty a wholly owned subsidiary of the Company. The acquisition received approval from the Board of Directors of the Company on March 24, 2000 and the acquisition was completed in April.

         On March 24, 2000 the Board of Directors of the Company approved the purchase contract related to the acquisition of a warehouse and office facility in Fort Worth, Texas to be utilized to consolidate the Company's refrigerant reclaiming, packaging, separation and warehousing operations, consolidate Corporate administrative functions, and provide for future growth of the Company's refrigerant business segment. Subsequently, on April 7, 2000 the purchase contract was executed with a total purchase price of $1.4 million with 90% financing. Relocation to the new facility is planned to begin in October 2000.

         On March 24, 2000 the Board of Directors of the Company authorized the President of the Company to negotiate an acquisition transaction with Refrigerant Management Services, Inc.of Phoenix, Arizona ("RMS"). RMS is the dominant refrigerant reclaimer and service provider in the South Western portion of the United States with operations in Phoenix, Tucson, Los Angeles, San Diego, and Western Michigan. Subsequently, on May 5, 2000 the Company announced the acquisition of RMS. Under the terms of the purchase agreement RMS will receive an undisclosed amount of cash, stock and notes at closing. The agreement also provides for a significant contingent earn-out based on actual profits earned over the next three years.

         On April 17, 2000 the Company announced the signing of a formal letter of intent to acquire Mercury Technologies Inc. ("MTI"). MTI is a national mercury and lamp recycling company headquartered in Allentown, Pa. with processing facilities in Allentown, Pa., Melbourne, Fl. And Hayward, Ca. MTI will be merged with the Company's Ballast Recycling Division, which will allow the Company to offer full service ballast and lamp recycling nationally by combining two established industry leaders into the largest ballast and lamp recycling company in the nation. Under the terms of the letter of intent, MTI shall receive an undisclosed amount of cash, stock and notes at closing. The contract also provides for MTI to receive additional consideration under a contingent earn-out formula that is based on actual revenue for the next 12 months.

     Net cash used in operating activities for the six-month periods ended March 31, 2000 and 1999 was $2,200,029 and $1,051,843 respectively. The primary use of cash related to the $3.5 million increase in refrigerant inventory to support sales during the next six months of 2000. The purchase of used refrigerants for reclaiming was up approximately 68% from the prior year, which attributed to $1.2 million of the total increase and automotive packaged refrigerants increased by $2.3 million from year end levels. Net cash used in investing activities for capital expenditures were $312,158 and $131,169 for the six-month periods ending March 31, 2000 and 1999, respectively. Net cash provided by financing activities was $727,623 and $0 for the six-month periods ending March 31, 2000 and 1999, respectively. The collection of $594,600 for subscription stock and the proceeds from the sale of common stock to private investors and the exercise of stock options totaling $1,484,100 were used to pay down debt outstanding under the CIT Facility.

         The Company had cash and cash equivalents of $374,870 and $3,328,183 at March 31, 2000 and March 31, 1999, respectively.

         As of the date of this report, other than as set forth in this report, the Company has no material commitments for capital expenditures, including in connection with research and development, acquisition of plant and equipment, additional employees or increases to inventory.

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not believe this will have a material effect on the operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period through the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- deferral of the effective date of FASB Statement No. 133". The Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.

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

     Assuming the current variable rate debt and investment levels, a one-point change in interest rates would impact net interest expense by approximately $80,000.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                           Not applicable.

Item 2.           Changes in Securities

                           Not applicable.

Item 3.           Defaults Upon Senior Securities

                           Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                           On March 24, 2000 the Company's Annual Meeting of Stockholders was held and the Board of Directors submitted the following proposals for approval:

     1. To approve the Agreement and Plan of Reorganization, dated December 21, 1999, by and among afreegift.com, Inc., a Nevada corporation, Sakoff Enterprises, Inc., a Delaware corporation, Scott L. Sakoff and the Company, and the transactions contemplated therein. The number of votes cast were 2,565,336 for; 29,800 against; 430 abstained.

     2.To elect five (5) members to the Board of Directors to serve until the fiscal 2001 Annual Meeting of Stockholders or until their successors are duly elected and qualified. The following nominees were elected to the Board of Directors, George Cannan, Sr., John Stefiuk, John D. Mazzuto, Robert J. Casper, Scott Sakoff. The number of votes cast for Cannan, Stefiuk, Mazzuto, and Casper was 5,205,299 for; 0 against; 289,230 abstained. The number of votes cast for Sakoff was 5,204,949 for; 0 against; 289,580 abstained.

     3.To approve an amendment to the company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value .01 per share from 10,000,000 to 25,000,000 shares. The number of votes cast were 5,171,399 for; 322,700 against; 430 abstained.

     4.To approve the EVTC, Inc. 2000 Incentive and Non-Qualified Stock Option Plan. The number of votes cast were 2,260,842 for; 332,294 against; 2430 abstained.

     5.To approve the appointment of BDO Seidman, LLP as independent public accountants of the Company. The number of votes cast were 5,488,199 for; 2,300 against; 430 abstained.

     The stockholders approved all proposals. In addition, Edward Sakoff and Laurie Kahn were appointed as members of the Board of Directors in compliance with the terms and conditions of the Agreement and the Plan of Reorganization attended to the afreegift.com transaction as approved in Proposal 1 above.

Item 5.           Other Information

                           Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

     On January 7, 2000 the Company filed on Form 8-K reporting an Agreement and Plan of Reorganization (the "Agreement") with afreegift.com, Inc. a Nevada corporation ("afreegift"), Sakoff Enterprises, Inc., a Delaware corporation (the "Shareholder"), and Scott L. Sakoff ("Sakoff"). Under the terms of the Agreement, afreegift will merge into the company's newly formed subsidiary, e solutions marketing, inc. ("e solutions") in exchange for common stock of the Company. Afreegift is an Oak Brook, Illinois based Internet direct marketing company. The purpose of the merger is to diversify the Company's business segments and to take advantage of the burgeoning e-commerce industry. The transaction is intended to qualify as a tax-free reorganization.



               There are no exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EVTC,Inc.

Date:  May 12, 2000                      By: /s/ George Cannan
                                            ------------------------------------
                                            Chief Executive Officer


                                            /s/  David A. Keener
                                            ------------------------------------
                                            President and CFO