Form 10-Q
period 2000-06-30
EVTC INC
filed 2000-08-14
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-Q

      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2000

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

                         COMMISSION FILE NUMBER 0-20986

                                   EVTC, INC.
               (Exact name of issuer as specified in its charter)


            DELAWARE                                       22-3005943
-----------------------------------            ---------------------------------
   (State or other Jurisdiction                        (I.R.S. Employer
of incorporation or Organization)                     Identification No.)

     121 South Norwood Drive
           Hurst, Texas                                      76053
-----------------------------------            ---------------------------------
 (Address of Principal Executive                          (Zip Code)
             Offices)

                                  (817)282-0022
                     ---------------------------------------
                      (Issuer's Telephone Number, Including
                                   Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the registrant's common stock is 7,457,283 (as of August 8, 2000).

                               PAGE 1 OF 18 PAGES.
                             THERE ARE NO EXHIBITS.

                           EVTC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                    JUNE 30,      SEPTEMBER 30,
      ASSETS                                      (UNAUDITED)
                                                      2000            1999
                                                  ------------    -------------
 Current Assets:
  Cash and cash equivalents ..................    $    175,437     $  2,159,434
  Marketable securities ......................          54,460           54,460
  Subscriptions receivable ...................            --            594,600
  Accounts receivable, net ...................       9,592,855        7,475,772
  Deferred income taxes ......................         173,130          300,000
  Income taxes receivable ....................            --             58,108
  Note receivable ............................            --               --
  INVENTORIES ................................      10,147,150        6,805,492
  Other current assets .......................       1,240,230          681,337
  Assets of discontinued operations ..........         801,570        1,098,760
                                                  ------------     ------------
      Total current assets ...................      22,184,832       19,227,963

  Property and equipment,net .................       2,929,907        1,401,036
  Goodwill, net ..............................       2,958,578          511,829
  Investments and other assets ...............         391,659          437,964
  DUE FROM OFFICER ...........................            --            371,016
                                                  ------------     ------------
      Total assets ...........................    $ 28,464,976     $ 21,949,808
                                                  ============     ============
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Note payable to bank .......................    $    258,283     $       --
  Note payable to concorde ...................          65,357             --
  Revolving credit line ......................       9,726,377        9,742,380
  ACCOUNTS PAYABLE ...........................       4,506,610        2,387,771
  Liabilities of discontinued
    operations ...............................          48,484          304,209
  Accrued liabilities ........................       1,934,193        1,137,212
                                                  ------------     ------------
      TOTAL CURRENT LIABILITIES ..............      16,539,304       13,571,572

Stockholders' Equity
  Common stock ...............................          74,055           57,825
  Paid-in-capital ............................      15,436,951       12,133,204
  Accumulated other comprehensive
    income ...................................          54,460           54,460
  Retained deficit ...........................      (3,639,794)      (3,867,253)
                                                  ------------     ------------
      Total stockholders' equity .............      11,925,672        8,378,236
                                                  ------------     ------------
      Total liabilities and
        stockholders' equity .................    $ 28,464,976     $ 21,949,808
                                                  ============     ============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED JUNE 30       NINE MONTHS ENDED JUNE 30
                                      ----------------------------    ----------------------------
                                          2000            1999            2000            1999
                                      ------------    ------------    ------------    ------------
Net sales .........................   $ 12,265,569    $ 12,396,286    $ 25,949,754      27,044,754
Cost of sales .....................      8,744,267       9,756,612      19,492,370      21,071,454
                                      ------------    ------------    ------------    ------------
Gross profit ......................      3,521,302       2,639,674       6,457,384       5,973,300

Selling, general and
   administrative expenses ........      2,454,290       1,843,450       5,496,568       5,549,284
                                      ------------    ------------    ------------    ------------
     Operating income (loss) ......      1,067,012         796,224         960,816         424,016

Interest expense ..................        222,548         317,046         616,924         789,575
Other (income) expense, net .......        (33,694)        (37,712)        (29,259)        (83,955)
                                      ------------    ------------    ------------    ------------
INCOME(LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES        878,158         516,890         373,151        (281,604)

Income tax expense (benefit) ......        317,395             -0-         145,692             -0-
                                      ------------    ------------    ------------    ------------
Income (loss) from continuing
     operations ...................        560,763         516,890         227,459        (281,604)

Discontinued equipment products
     operations:

Loss from discontinued operations,
     net of income taxes ..........            -0-             -0-             -0-             -0-
                                      ------------    ------------    ------------    ------------
Net income (loss) .................   $    560,763    $    516,890    $    227,459    $   (281,604)
                                      ============    ============    ============    ============
Income (loss) per share Basic:
 Continuing operations ............   $       0.08    $       0.10            0.04           (0.06)
 Discontinued operations ..........           0.00            0.00            0.00           (0.00)
                                      ------------    ------------    ------------    ------------
                                              0.08            0.10            0.04           (0.06)
Diluted:
 Continuing operations ............   $       0.07    $       0.10            0.03           (0.06)
 Discontinued operations ..........           0.00            0.00            0.00           (0.00)
                                      ------------    ------------    ------------    ------------
                                              0.07            0.10            0.03           (0.06)

    See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS
                                                                         ENDED JUNE 30,
                                                                  --------------------------
                                                                     2000           1999
                                                                  -----------    -----------
Cash Flows From Operating Activities:
  Net income (loss) ...........................................   $   227,459    $  (281,604)
  Adjustments to reconcile net
    loss to net cash used in operating activities:
        Depreciation and amortization .........................       531,203        545,939
        Provision for bad debts ...............................       116,664            -0-
    Changes in assets and liabilities, net of business acquired:
        Accounts receivable ...................................    (1,887,404)    (2,791,394)
        Deferred Income Taxes .................................       126,870            -0-
        Due from officer ......................................       371,016       (171,016)
        Income taxes receivable ...............................        58,108      1,423,659
        Inventory .............................................    (3,002,947)    (2,525,862)
        Other current assets ..................................      (456,825)      (442,396)
        Other assets ..........................................      (119,338)       217,998
        Accounts payable and accrued
          liabilities .........................................     1,969,658      3,665,928
        Assets of discontinued operations .....................       297,190        330,469
        Liabilities of discontinued
           operations .........................................      (255,725)      (327,634)
                                                                  -----------    -----------
          Net cash used in
            operating activities ..............................    (2,024,071)      (355,913)

Cash Flows From Investing Activities:
  Capital expenditures ........................................      (556,614)      (415,588)
  Acquisition of RMS ..........................................    (1,419,026)           -0-
  Advance to Affiliate-PreAcquisition .........................    (1,021,616)           -0-
                                                                  -----------    -----------
Net cash used in investing activities .........................    (2,997,256)      (415,588)

Cash Flows From Financing Activities:
  Proceeds from note payable to bank ..........................       750,000            -0-
  Payments on notes payable to bank ...........................      (528,917)           -0-
  Payments on note to Concorde ................................       (21,764)           -0-
  Net payments on revolving
       credit line ............................................       (16,003)    (2,000,000)
  Collection of subscription receivable .......................       594,600            -0-
  Proceeds from sale of common stock
    and options exercised .....................................     2,259,414            -0-
                                                                  -----------    -----------
Net cash provided by (used in)
  Financing activities ........................................     3,037,330     (2,000,000)
                                                                  -----------    -----------
Net decrease in cash and
  cash equivalents ............................................    (1,983,997)    (2,771,501)
                                                                  -----------    -----------
Cash and cash equivalents - Beginning
  of period ...................................................     2,159,434      4,511,195
                                                                  -----------    -----------
Cash and cash equivalents - End of
  period ......................................................   $   175,437    $ 1,739,694
                                                                  ===========    ===========

    See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    EVTC, Inc. ("EVTC" or the "Company") was incorporated under the name "Environmental Technologies, Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." EVTC, through its wholly-owned subsidiaries engages in the marketing and sale of refrigerants, refrigerant reclaiming services, recycling of fluorescent light ballasts and lamps, and through e-solutions, inc., directly markets business to consumer services via the internet. The Company also manufactured and distributed refrigerant recycling and recovery equipment prior to the discontinuation of such operations in July 1998.

    The consolidated financial statements include the financial statements of EVTC and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

    The unaudited consolidated financial statements should be read in conjunction with the more detailed audited financial statements for the year ended September 30, 1999, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on January 6, 2000. Accounting policies used in the preparation of these consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company's Form 10-K.

NOTE 2.  RECENT PRONOUNCEMENTS

    In June of 1998, the Financial Accounting Standards Board ("FASB") issued, then subsequently, amended, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. This statement established a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company will adopt SFAS 133 effective October 1, 2000. Management does not believe the adoption of SFAS 133 will have a material impact on the consolidated results of operations and financial position.

NOTE 3.  ACQUISITIONS

    EVTC has made a number of acquisitions which it accounted for as a purchase during the nine months ended June 30, 2000. The consolidated financial statements include the operating results for each business from the date of acquisition. For each acquisition, the purchase price was allocated to the identifiable tangible and intangible assets. Excess amounts were allocated to goodwill and amortized on a straight-line basis over a period not to exceed 15 years.

    Effective March 24, 2000, EVTC, through its wholly-owned subsidiary, e-solutions, acquired afreegift.com, Inc. As a result of this transaction, e-solutions will directly market business to consumer services through its getafreegift!com web site which is scheduled to launch in Atlanta as a test market in late August 2000. The web site will host over twenty consumer brand and service categories each of which will be anchored by national name brand sponsors. In this permission based marketing initiative, each brand name sponsor will provide free gifts in exchange for their personal data profile. The total consideration paid for getafreegift.com at the time of acquisition was approximately $1.0 million of which $0.8 million advanced to afreegift prior to the closing of the transaction and $0.2 million was assumed liabilities. In addition , the former shareholders of afreegift.com, Inc. have an opportunity to receive up to 8 million shares of EVTC's common stock if they satisfy certain financial performance objectives over the following nineteen months.

    On April 1, 2000, the Company acquired the remaining 50% interest in Liberty Technologies International, Inc. ("Liberty") from Concorde Science and Technology, Inc. ("Concorde"), its previous joint venture partner. As a result of this transaction, Liberty became a wholly-owned subsidiary of EVTC, which changed its method of accounting for Liberty from the equity method to the consolidation method. The acquisition of Liberty enhances the Company's ability to separate mixed refrigerant, which will facilitate better margin potential and provide additional streams of revenue which reside outside of the normal refrigerant market. The total consideration paid by EVTC for the remaining fifty percent interest in Liberty was approximately $1.6 million of which $0.6 million was paid by issuing EVTC common stock, $0.4 million in a loan made through cash advances to the joint venture which occurred in prior periods, and approximately $0.6 million in assumed liabilities.

    Effective May 5, 2000, the Company acquired all the common stock of Refrigerant Management Services, Inc. ("RMS") of Phoenix, Arizona. By virtue of this acquisition, EVTC acquired the dominant refrigerant reclaimer and service provider in the southwestern portion of the United States. Total consideration for the acquisition of RMS at the date of acquisition was approximately $2.5 million of which approximately $0.5 million was paid in EVTC's common stock, $1.4 million was paid in cash, and $0.6 million of liabilities were assumed by the Company. The former shareholders of RMS have rights to additional contingent consideration if they achieve certain financial objectives over the three year period following the closing date of the acquisition. EVTC recorded approximately $1.3 million in intangibles as a result of this transaction.

Pro forma results of operations are presented on an aggregate basis because, although pro forma effects are material to the financial statements on an aggregate basis, they do not materially impact the financial statements on an individual basis. Pro forma revenue, net loss, and loss per share information are presented for the following nine month periods ending June 30,:

                                                     2000              1999
                                                -------------      ------------
Revenue ...................................     $  28,097,228      $ 29,556,875
                                                =============      ============
Net Loss ..................................     $    (795,199)     $   (264,556)
                                                =============      ============
Loss Per Share ............................     $       (0.11)     $      (0.04)
                                                =============      ============



The pro forma financial information does not purport to: (1) indicate what the combined results of operations would have been had the acquisitions occurred at the beginning of the periods presented or (2) the results of operations that may be obtained in the future. Additionally, the pro forma financial information does not reflect any anticipated cost savings resulting from the integration of the combined companies' operations.

NOTE 4.  EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. The average shares of common stock outstanding during the nine month periods ending June 30, 2000 and 1999 was 6,420,732 and 5,010,719, respectively. The average number of common shares outstanding for the quarter ending June 30, 2000 and 1999 was 7,391,863 and 5,010,719, respectively. Incremental shares of 496,490 and 448,950 were used in the calculation of diluted earnings per share for the three months and nine months ended June 30, 2000.

NOTE 5.  INCOME TAXES

Income taxes are accounted in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109"). In accordance with SFAS 109, the Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates to the deferred tax asset or liability is recognized in either income or expense in the period which includes the enactment date.

At September 30, 1999, the Company recorded a deferred tax asset of approximately $3.0 million. This asset consisted mainly of reserves related to bad debts and inventory reported differently for financial reporting purposes, as well as net operating loss carryforwards ("NOL's). Earnings generated during the first nine months of fiscal year 2000 resulted in a decrease in the company's deferred to $2.85 million as of June 30, 2000. Due to the valuation placed on such assets, they are reflected on our balance sheet at $173,130 and $300,000 on the Company's June 30, 2000 and September 30, 1999, consolidated balance sheets, respectively. The Company has available at June 30, 2000, NOL's, for federal income tax purposes, of $7.6 million which are available to offset future federal taxable income, if any, through 2019.

As a result of the NOL's as discussed above, the Company did not pay cash for income taxes during the either the first nine months of fiscal 2000 or the corresponding period in the prior year.

NOTE 6.  INVENTORIES

Inventories are comprised of the following:

                                                June 30, 2000     Sept. 30, 1999
                                               --------------     --------------
Raw Materials ............................     $    3,976,118     $    2,428,007
Finished Goods ...........................          6,171,032          4,377,485
                                               --------------     --------------
                                               $   10,147,150     $    6,805,492
                                               ==============     ==============

NOTE 7.  REVOLVING LINE OF CREDIT AND NOTES PAYABLE

The Company's revolving line of credit and other notes payable consisted of the following as of:

                                                 JUNE 30, 2000    SEPT. 30, 1999
                                                 --------------   --------------
Note Payable -  Chase Bank ...................   $      221,083   $    9,742,380
Revolving Credit Agreement - CIT .............        9,726,377             --
Note Payable - Concorde ......................           65,357             --
Note Payable - Navistar ......................           37,200             --
                                                 --------------   --------------
          Total Notes Payable ................   $   10,050,017   $    9,742,380
                                                 ==============   ==============

NOTE PAYABLE CHASE BANK

In December of 1999, the Company entered into an amended and restated promissory note with Chase Bank in the amount of $750,000. Under the terms of the agreement the first payment of $371,000 was due on January 31, 2000, with subsequent payments of $31,583 payable on a monthly basis February 15, 2000, the final payment of which occurs on January 15, 2001. The note bears the interest rate of the prime rate plus one and five tenths of a percent (1.5%).

CIT CREDIT FACILITY

During December 1999, the Company entered into a three-year loan agreement with CIT which provides for borrowings under a $12.3 million credit facility. Under the terms of the CIT Credit Facility, $0.3 million is secured against certain existing fixed assets, bears interest at the prime lending rate + six tenths of one percent and is payable in equal installments over a sixty month period. The remaining $12.0 million of the credit facility bears the same interest rate as described above and is payable when the CIT Credit Facility's three year term expires. However, since the Company uses the credit facility to fund its working capital needs, it classifies the CIT Credit Facility, in its entirety as a current liability. The CIT credit facility is subject to certain financial covenants based on the existing calculated borrowing base and is secured by certain accounts receivable, inventory and property and equipment.

NOTE PAYABLE - CONCORDE

In connection with the acquisition of the remaining fifty percent interest in Liberty, effective April 1, 2000, EVTC assumed an $87,121 note payable to Concorde. This note payable to Concorde bears interest at prime rate and is payable in twelve equal monthly installments which conclude on March 1, 2001. The note payable to Concorde is secured by certain fixed assets acquired through Liberty.

NOTE PAYABLE - NAVISTAR

In connection with the acquisition of RMS, the Company assumed a note payable in the amount of $37,200 payable to Navistar. The note payable to Navistar bears interest at a rate nine and five tenths percent (9.5%), and is payable in equal monthly installments ending November 1, 2000. The note is classified on the accompanying consolidated balance sheet as a current liability. The note payable to Navistar is secured by a tank service truck which was purchased by EVTC when it acquired RMS.

NOTE 8.  DISCONTINUED OPERATIONS

During July of 1998, the Company's board of directors adopted a plan to discontinue its Recycling and Recovery Equipment business segment. The Company initiated a liquidation program to sell all assets of the segment. Management intended for the disposal of the segment to be completed by June 30, 1999 (the Phase-Out Period). However, during fiscal 1999 and , again in fiscal year 2000, those estimates were revised to September 30, 2000. The Company has recasted the consolidated statements of operations to present the operating results of the Recycling and Recovery Equipment business segment as discontinued operations. The accompanying consolidated balance sheets segregate the assets and liabilities of the discontinued segment.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects the supplemental cash flow information for the nine month period ending:

                                                                        JUNE 30, 2000     JUNE 30, 1999
                                                                       ---------------   ---------------
Supplemental disclosures of cash Flow information:
   Cash paid during the period for:
      Interest .....................................................   $       616,924   $       789,575
                                                                       ===============   ===============
      Income taxes .................................................              --                --
                                                                       ===============   ===============

Supplemental schedule of noncash investing and financing activities:

    Assumed long term debt & notes payable$ ........................           124,321              --
                                                                       ===============   ===============
    Common stock issued in the in
      conjunction with acquisitions ................................   $     1,048,919              --
                                                                       ===============   ===============

NOTE 10.  SEGMENT INFORMATION

The Company has three reportable operating segments: refrigerant, ballast recycling, and direct marketing of business to consumer services via the internet. The refrigerant segment engages in the marketing and sales of refrigerant and refrigerant related services as well as performing refrigerant reclaiming services. The ballast recycling segment engages in the recycling and disposal of fluorescent light ballasts and the brokering of fluorescent lamps for their ultimate disposal. E-solutions is our segment which directly markets business to consumer services through the internet. Amounts under the Corporate caption are not directly attributable to a segment or items not allocated to the operating segment in evaluating their performance. There have been no intersegment sales for the either the three months ended or the nine months ended June 30, 2000, and 1999, respectively.

The Company's reportable segment information for three months ended June 30, 2000 and June 30, 1999 is reported as follows:

                                    REFRIGERANT
                                      PRODUCT     BALLAST    E-SOLUTIONS   CORPORATE    CONSOLIDATED
                                    -----------   --------   ----------    ---------    ------------
Three months ended June 30, 2000:

Revenue from external customers .   $11,405,910   $859,659   $     --      $    --      $ 12,265,569

Segment Income/(Loss) before
      Income Taxes ..............     1,395,089     20,434     (210,551)    (326,814)        878,158

Three months ended June 30, 1999

Revenue from external customers .    11,614,467    781,819         --           --        12,396,286

Segment Income/(loss) before
      Income taxes ..............     1,004,965      3,365         --       (491,440)        516,890

      The Company's reportable segment information for the nine months ended June 30, 2000 and June 30, 1999 is reported as follows:

Nine months ended June 30, 2000

Revenue from external customers   23,286,033   2,663,721       --            --       25,949,754

Segment Income/(loss) before
      Income taxes ............    1,479,590     119,002   (228,149)     (997,292)       373,151

Nine Months Ended June 30, 1999

Revenue from external customers   24,382,544   2,662,210       --            --       27,044,754

Segment Income/(loss) before
      Income taxes ............      907,277     160,777       --      (1,349,658)      (281,604)

NOTE 11.  SUBSEQUENT EVENTS

On July 27, 2000, EVTC and Mercury Waste Solutions, Inc. (NASDAQ: MWSI) jointly announced the execution of a binding letter of intent whereby EVTC agrees to purchase a controlling interest in MWSI through a friendly tender offer to acquire up to a maximum of 70% of MWSI's outstanding shares. Pursuant to the letter of intent, EVTC agreed to commence a cash tender offer to purchase MWSI's publicly held shares for $2.15 per share and restricted MWSI shares for $1.95 in cash and $.20 in restricted EVTC Common Stock. Upon consummation of this transaction, EVTC will own up to 70% (but not less than 50%) of MWSI's outstanding shares, on a fully diluted basis. The tender offer is being made subject to MWSI shareholder approval, the completion of due diligence, certain other related agreements and definitive offering documents to be filed with the Securities and Exchange Commission.

Effective July 31, 2000, EVTC closed the contract to acquire a warehouse facility and office space in Fort Worth, Texas where it will consolidate operations and relocate its corporate headquarters. The total purchase price for the building was approximately $1.6 million, of which $0.3 million was paid immediately upon closing, the remainder of which was financed through a note payable to Heritage Bank.

The note bears interest at the prime lending rate plus one percent (1%) and is payable in monthly installments of $6,944 plus interest over a fifteen year period. The note payable to Heritage Bank is secured by the warehouse facility and office space.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Management's discussion and analysis of the consolidated results of operations and financial condition should be read in conjunction with the Consolidated Financials and the related Notes.

The Company has three reportable operating segments: refrigerant, ballast recycling, and direct marketing of business to consumer services via the internet. The refrigerant segment engages in the marketing and sales of refrigerant and refrigerant related services as well as performing refrigerant reclaiming services. The ballast recycling segment engages in the recycling and disposal of fluorescent light ballasts and the brokering of fluorescent lamps for their ultimate disposal.

REVENUE

Our Revenue was $12.3 million for the third quarter of fiscal year 2000 and $25.9 million for the first nine months of fiscal 2000, a decrease of $.1 million and $1.1 million, respectively.

Our third quarter revenue generated from the sales of refrigerant were $11.5 million a decrease of $0.1 million from $11.6 million during the corresponding quarter of the prior year. Refrigerant revenue generated during first nine months of fiscal 2000 were $23.3 million compared $24.4 million during 1999, or a decrease of $1.1 million. During both periods, the decrease in revenue occurred, primarily, as a result of depressed market prices of R-22 and R-134A, two of our core refrigerants, slightly offset by the inclusion of incremental revenue generated by our two acquisitions, RMS and Liberty.

Ballast revenue was $0.8 million and $2.6 million for the third quarter and for the first nine months of fiscal 2000, respectively, which is relatively unchanged from the corresponding period in the prior year.

GROSS MARGIN

Total gross margin increased by $0.9 million to $3.5 million during the third quarter of 2000, an increase of 33.4% compared to gross margin generated in the third quarter of fiscal 1999. Gross Margin for the first nine months of fiscal year 2000 was $6.5 million and increase of $0.5 million or 8.1% over corresponding period in fiscal year 1999.

Total gross margin as a percentage of sales increased to 28.7% and 24.9% during the third quarter and first nine months of fiscal year 2000, respectively, compared to 21.3% and 22.1% margins realized during the corresponding periods in the prior year.

Gross margin generated from the sales of refrigerant increased by $0.9 million and $0.6 million to $3.2 million and $5.4 million for the third quarter and for the first nine months of fiscal year 2000, respectively. Of the increase in gross margin, approximately $0.4 million for both periods, resulted from incremental gross margin generated from the acquisition of RMS, the closing of which became effective on May 5, 2000. The acquisition of RMS provides an additional channel of distribution of refrigerant and reclaiming services into the HVAC industry. Because the RMS business model provides value added services and complete reclaiming and recovery solutions to its customer base, it realized significantly higher margins than our traditional core refrigerant sales, which in turn mitigates, to a certain extent, some of the Company's exposure to volatile refrigerant pricing conditions. The remaining increase of $0.5 million and $0.2 in refrigerant margins occurred as a result of higher than normal demand and prices for R-12 offset slightly by lower than normal prices of R-22 and R-134A.

Gross margin resulting from the processing of lamp ballasts during the third quarter of 2000 was unchanged from the $0.3 million from the third quarter of 1999 and decreased by approximately $0.1 million to $1.0 million during the first nine months of fiscal year 2000 as compared to the corresponding period in fiscal year 1999. The decrease occurred primarily because the ballast division brokered to unrelated third parties more fluorescent lamps for recycling than the prior year which negatively impacted the divisions gross margin.

SELLING, GENERAL & ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal year 2000 increased 33.1% to $2.5 million in the third quarter of 2000 compared to $1.8 million of SG&A expenses incurred during the third quarter of 1999. Of the $0.7 million increase in the third quarter SG&A expenses, $0.8 million occurred as a direct result of incremental increased expenses occurred directly related to the inclusion of afreegift.com, Liberty, and RMS in our operations, offset slightly by the Company's continued cost reduction initiatives started in the first quarter of 1999 in all of the Company's other operating segments.

SG&A expense for the first nine months of fiscal year 2000 decreased by slightly less than $0.1 million to $5.5 million compared to SG&A expense incurred during the corresponding period of fiscal year 1999. Despite an increase of approximately $0.8 million in incremental SG&A expenses incurred as a result of its acquisitions, the Company more than offset such increases in expenses by continuing its aggressive cost reduction initiative which it implemented during the spring of 1999.

INTEREST EXPENSE

Our interest expense incurred during the third quarter of 2000 was approximately $222,548 a decrease of $94,498 from the third quarter of 1999. Further, our interest expense incurred during the first nine months of 2000 was $616,924 compared to $789,575 incurred during the corresponding period in the prior fiscal year, a decrease of $172,651 or approximately 22%. The decrease in our interest expense over both periods occurred, primarily, because the average balance on our revolving credit facility was significantly lower in fiscal year 2000 compared to fiscal year 1999.

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes for the third quarter of fiscal year 2000 increased 69.9% or $0.4 million to approximately $0.9 million. Earnings before income taxes for the first nine months of fiscal year 2000 increased by almost $0.7 million to $0.4 million in earnings compared to losses accumulated in the corresponding prior period of approximately $0.3 million.

INCOME TAXES

Our effective income tax rate for the third quarter of 2000 and the first nine months of fiscal year 2000 were 36.1% and 39.0%, respectively. During the corresponding periods in the prior year, the company did not recognize a provision for its income taxes during the third quarter of 1999 or a benefit for the loss it accumulated during the first nine months of 1999.

We expect our effective tax rate to remain at approximately 36% for the remainder of fiscal year 2000. The expected tax rate excluded the impact of potential mergers and acquisitions. Any tax effects resulting from potential mergers would be accounted for in the interim quarter in which the transactions occur. Furthermore, the Company has significant NOL's which have been significantly value allowed and have not been contemplated in the effective tax rate. Our expected rate is based on current tax law and current estimates of earnings, and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

The Company is able to fund its normal working capital requirements mainly through operations or, when necessary, through its utilization of its existing credit facilities.

EVTC's cash and cash equivalents decreased by $2.0 million to $0.2 million at June 30, 2000. The decrease occurred primarily as a result of cash used in operating activities of $2.0 million and cash used in investing activities of $3.0 million offset by cash provided by financing activities of $3.0 million.

Net cash used in operations was comprised of $3.2 million used to fund working capital requirements and other activities, offset in part by net income adjusted for non-cash items of $1.0 million. Net cash used in working capital and other activities resulted primarily from an increase in receivables and inventories. Accounts receivable were $9.6 million and $7.5 million at June 30, 2000 and September 30, 2000, respectively. Days sales outstanding for the quarter increased to seventy-one days from fifty-nine days in the fourth quarter of 1999. The increase in days sales outstanding was driven by a higher level of sales near the end of the current quarter, relative to the fourth quarter of 1999 which is a direct result of seasonal demand of refrigerant. Inventory levels increased to $10.1 million at June 30, 2000, compared to $6.8 million at September 30, 1999. The increase in inventory occurred because of an increase in seasonal demand for our refrigerant products and because of inventory purchased as a result of the Liberty and RMS acquisitions.

Net cash used in investing activities resulted from the following items. EVTC paid $1.4 million cash for the acquisition of RMS and used $1.0 million in advances to companies which EVTC ultimately acquired. In addition, EVTC used $0.6 million for capital expenditures.

Net cash provided by financing activities during the nine months ended June 30, 2000 was approximately $3.0 million. Of the cash provided by financing activities, $2.2 million resulted from the issuance of common stock to private investors, $0.7 million resulted from the exercise in stock options and warrants. The remaining cash provided from financing activities resulted from $0.8 million in borrowings resulting from the amendment to the revolving credit agreement with Chase Bank, offset, partially, by repayments on various notes payable and revolving lines of credit totaling approximately $0.7 million.

    EVTC has made a number of purchase acquisitions during the nine months ended June 30, 2000. The consolidated financial statements include the operating results for each business from the date of acquisition.

    Effective March 24, 2000, EVTC, through its wholly-owned subsidiary, e-solutions, acquired afreegift.com, Inc. As a result of this transaction, e-solutions will directly market business to consumer services through its getafreegift!com web site. The web site will host over twenty consumer brand and service categories each of which will be anchored by national name brand sponsors. In this permission based marketing initiative, each brand name sponsor will provide free gifts in exchange for their personal data profile. The total consideration paid for getafreegift.com at the time of acquisition was approximately $1.0 million of which $0.8 million was paid in cash advances during fiscal year 2000 prior to closing and approximately $0.2 in liabilities were assumed. In addition , the former shareholders of afreegift.com, Inc. have an opportunity to receive up to 8 million shares of EVTC's common stock if they satisfy certain financial performance objectives over the following nineteen months.

    On April 1, 2000, the Company acquired the remaining 50% interest in Liberty from Concorde Science and Technology, Inc. ("Concorde"), its previous joint venture partner. As a result of this transaction, Liberty became a wholly-owned subsidiary of EVTC. The acquisition of Liberty enhances the Company's ability to separate refrigerant, which will facilitate better margin potential and additional streams of revenue which reside outside of the normal refrigerant market. The total consideration paid by EVTC for the remaining fifty percent interest in Liberty was approximately $1.6 million of which $0.6 million was paid by issuing EVTC common stock, $0.4 million in loan made through cash advances to the joint venture which occurred in prior periods, and approximately $0.6 million in liabilities were assumed.

Effective May 5, 2000, the Company acquired all the common stock of Refrigerant Management Services, Inc. ("RMS") of Phoenix, Arizona. By virtue of this acquisition, EVTC acquired the dominant refrigerant reclaimer and service provider in the southwestern portion of the United States. Total consideration for the acquisition of RMS at the date of acquisition was approximately $2.5 million of which approximately $0.5 million was paid in EVTC's common stock, $1.4 million was paid in cash, and $0.6 million of liabilities were assumed by the Company. The former shareholders of RMS have rights to additional contingent consideration if they achieve certain financial objectives over the two year period following the closing date of the acquisition.

In April of 2000, the Company announced the signing of a formal letter of intent to acquire Mercury Technologies International, LP. (MTI), a national mercury and lamp recycling company headquartered in Allentown, Pennsylvania with regional processing facilities located in Pennsylvania, Florida and southern California. Under the terms of the letter of intent MTI will receive an undisclosed amount of cash, stock and notes at closing. The letter of intent also provides for additional contingent consideration to be based on achieving certain financial objectives.

On July 27, 2000, EVTC and Mercury Waste Solutions, Inc. (NASDAQ: MWSI) jointly announced the execution of a binding letter of intent whereby EVTC agrees to purchase a controlling interest in MWSI through a friendly tender offer to acquire up to a maximum of 70% of MWSI's outstanding shares. Pursuant to the letter of intent, EVTC agreed to commence a cash tender offer to purchase MWSI's publicly held shares for $2.15 per share and restricted MWSI shares for $1.95 in cash and $.20 in restricted EVTC Common Stock. Upon consummation of this transaction, EVTC will own up to 70% (but not less than 50%) of MWSI's outstanding shares, on a fully diluted basis. The tender offer is being made subject to MWSI shareholder approval, the completion of due diligence, certain other related agreements and definitive offering documents to be filed with the Securities and Exchange Commission.

Effective July 31, 2000, EVTC closed the contract to acquire a warehouse facility and office space in Fort Worth, Texas where it will consolidate operations and relocate its corporate headquarters. The total purchase price for the building was approximately $1.6 million, of which $0.3 million was paid immediately upon closing, the remainder of which was financed through a note payable to Heritage Bank. The note bears interest at the prime lending rate plus one percent (1%) and is payable in monthly installments of $6,944 plus interest over a fifteen year period. The note payable to Heritage Bank is secured by the warehouse facility and office space.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and short-term investment portfolios. The Company centrally manages its debt and short-term investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist of cash equivalents and short-term marketable securities; accordingly, the carrying amounts approximate market value. The Company's investments are not material to the financial position or performance of the Company.

Assuming the current variable rate debt and investment levels, a one-point change in interest rates would impact interest expense by approximately $90,000.

                               PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

                  Not applicable.

Item 2.       Change in Securities

                  Not applicable

Item 3.       Defaults Upon Senior Securities

                  Not applicable

Item 4.       Submission of Matters to a Vote of Securities

                  Not applicable

Item 5.       Other Information

                  Not applicable

Item 6.       Exhibits and Reports on Form 8-K


      Effective May 5, 2000, the Company, announced the acquisition of Refrigerant Management Services, Inc. of Phoenix Arizona (RMS). RMS is the dominant refrigerant reclaimer and service provider in the South Western portion of the United States with operations in Phoenix, Tucson, Los Angeles, San Diego and Western Michigan

      On July 27, 2000, Environmental Technologies, Corp. (EVTC) and Mercury Waste Solutions, Inc. ( MWSI) jointly announced the execution of a binding letter of intent whereby EVTC agrees to purchase a controlling interest in MWSI through a friendly tender offer to acquire up to a maximum of 70% of MWSI's outstanding shares. Pursuant to the letter of intent, EVTC agreed to commence a cash tender offer to purchase MWSI's publicly held shares for $2.15 per share and restricted MWSI shares for $1.95 in cash and $.20 in restricted EVTC Common Stock. Upon consummation of this transaction, EVTC will own up to 70% (but not less than 50%) of MWSI's outstanding shares, on a fully diluted basis. The tender offer is being made subject to MWSI shareholder approval, the completion of due diligence, certain other related agreements and definitive offering documents to be filed with the Securities and Exchange Commission. Certain members of MWSI's management and board of directors have entered or will enter into agreements under which they have agreed to tender shares held by them into the offer that would ensure that at least 50% of MWSI's outstanding shares are tendered to EVTC. Following the completion of the tender offer, EVTC intends to consummate a second-step merger whereby it will contribute its ballast and fluorescent lamp recycling division to MWSI in exchange for MWSI common stock.

      There are no exhibits.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EVTC, Inc.

Date:  August 11, 2000        By:   /s/ GEORGE CANNAN
                              Chief Executive Officer

                              /s/  DAVID A. KEENER
                              President

                              /s/  TIMOTHY J. HINKHOUSE
                              Chief Financial Officer