Form 10-K405
period 2000-09-30
EVTC INC
filed 2000-12-29
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2000

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the Transition Period from _________ to _________.

                         Commission File Number 0-20986

                                   EVTC, INC.
                (Name of Registrant as Specified in Its Charter)

             DELAWARE                                           22-3005943
(State or Other Jurisdiction of                              (I.R.S. Employer
 incorporation or Organization)                             Identification No.)


3125 BOLT STREET
FORT WORTH, TEXAS                                                  76110
(Address of Principal Executive Offices)                        (Zip Code)

                                 (817) 759-8900
                (Issuer's Telephone Number, Including Area Code)

                    Securities registered under Section 12(b)
                     of the Securities Exchange Act of 1934:

                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                         ON WHICH REGISTERED
- --------------------------------------------------------------------------------
                                      NONE

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 28, 2000 computed by reference to the price at which the stock was sold on that date: $4,420,043.

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of December 28, 2000, was 7,444,283.

     Documents Incorporated by Reference: None

                                   EVTC, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


 ITEM                                                                       PAGE
 ----                                                                       ----
  1.   Description of Business .............................................  3

  2.   Description of Property ............................................. 13

  3.   Legal Proceedings ................................................... 14

  4.   Submission of Matters to a Vote of Security Holders ................. 14

  5.   Market for Common Equity and Related Stockholder Matters ............ 14

  6.   Selected Financial Data ............................................. 16

  7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations ................................ 17


  7a.  Quantitative and Qualitative Disclosures About Market Risk .......... 22

  8.   Financial Statements ................................................ 23

  9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure ................................ 45

  10.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) Of the Exchange Act ................. 46

  11.  Executive Compensation .............................................. 48

  12.  Security Ownership of Certain Beneficial Owners and Management ...... 50

  13. Certain Relationships and Related Transactions ....................... 51

  14.  Exhibits and Reports on Form 8-K .................................... 52

ITEM 1. DESCRIPTION OF BUSINESS.

EVTC, Inc. (the "Company") was incorporated in 1989 under the name "Environmental Technologies Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." EVTC, through its wholly owned subsidiaries engage in the marketing and sale of refrigerants, refrigerant reclaiming services and recycling of fluorescent light ballasts and lamps. The Company also manufactured and distributed refrigerant recycling and recovery equipment prior to the discontinuation of such operations in July 1998 and the Company marketed business to consumer services via the Internet until its discontinuation in 2000.

The following table sets forth information relating to the approximate dollar amounts and percentages of revenues derived from the Company's sales of refrigerants and ballast recycling:

                                         YEARS ENDED SEPTEMBER 30,
                                                  (000'S)

                                 2000               1999               1998
                            -------------      -------------      --------------
     Refrigerants           $32,474    90%     $34,897    90%     $34,482    90%
     Ballast Recycling        3,767    10%       3,835    10%       4,001    10%
                            -------   ---      -------   ---      -------   ---
                            $36,241   100%     $38,732   100%     $38,483   100%
                            =======   ===      =======   ===      =======   ===

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

To further broaden the scope of its core business, the Company acquired Refrigerant Management Services, Inc. ("RMS") of Phoenix, Arizona in May of 2000. RMS is the dominant refrigerant reclaimer and service provider in the Southwestern portion of the United States, having developed and refined a business model which incorporates custom built refrigerant service vehicles that economically and profitably provide enhanced onsite refrigerant recovery and cylinder evacuation services to the Heating, Ventilation, Air Conditioning and Refrigerant ("HVAC/R") industry.

This premium onsite service component greatly enhances the Company's ability to offer complete and comprehensive refrigerant solutions programs to customers across the country while mitigating, to a certain extent, pricing pressure resulting from seasonality and commodity pricing. In addition, this local level service will allow the Company's traditional sales force to expand into longer-term, higher volume prospects such as national accounts, institutional, governmental and larger corporate end-users, thus greatly increasing the market share potential within the HVAC/R industry.

The acquisition of the remaining 50% interest of Liberty Technology International, Inc. ("LTI") resulted in the ownership of a refrigeration separation plant that provides a cost effective and environmentally sound alternative to total destruction of mixed refrigerants. LTI is one of the largest separation facilities in the country.

SUPPLIERS

The Company is not dependent on any one source of refrigerant for its supply of refrigerants. The Company does not maintain long-term supply agreements with its suppliers.

The Company purchases used refrigerant from major HVAC wholesalers, mechanical contractors, salvage operations, large industrial and institutional users of refrigerant as well as brokers. The Company uses a network of wholesale HVAC supply stores that serve as collection stations for used refrigerants. Onsite recovery and cylinder evacuation services provide a key source of used refrigerant with the acquisition of RMS.

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

MARKETING AND SALES

Marketing programs are conducted through the efforts of Company sales personnel and manufacturers sales representatives. The Company utilizes various marketing methods, including direct mailings, trade publications, telemarketing, print advertising, in-person solicitation, participation in trade shows and the Internet (www.fcrefrigerant.com).

The Company primarily markets its various reclaimed refrigerants and reclaiming services directly to HVAC/R wholesalers, mechanical contractors and large corporate, institutional and governmental users of refrigerants. The Company also markets refrigerants to wholesale distributors of automotive suppliers throughout the United States utilizing a network of commissioned sales representatives. The Company's distributors then resell to automobile repair shops, service stations and retail automotive supply stores.

During fiscal year 2000, Autozone, Inc. accounted for 10% of the Company's annual net sales. No single customer accounted for more than 10% of the Company's revenues during the years ended September 30, 1999 or 1998.

The Company typically seeks to fill customer orders within two days of receipt. Accordingly, at September 30, 2000, the Company had no material backlog for any product line. In order to fill orders within the foregoing time frame, the Company seeks to maintain a significant inventory of refrigerants, raw materials and finished goods and solicits customers to place preseason order commitments for their in season refrigerant needs.

COMPETITION

The markets for the Company's products are highly competitive. The Company competes with numerous well-established companies that market refrigerants, many of which possess substantially greater financial, marketing, personnel and other resources than the Company. Such companies may more effectively compete for reduced allocations of supplies of refrigerants and the marketing of refrigerants intended to replace refrigerants containing ozone-depleting CFCs.

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

BALLAST RECYCLING

Full Circle recycles and disposes of the hazardous wastes contained in used ballasts. Full Circle has developed a unique "de-manufacturing" process that efficiently separates the ballast into recyclable products and hazardous waste. Both PCBs and DEHP are interchangeably de-manufactured using the same plant and processes. As part of its service, Full Circle subcontracts with transportation companies to pick up ballasts from customers. At the point of receipt, ballasts have already been packaged in sealed drums and are ready for de-manufacturing. The ballasts are transported by truck to the Full Circle facility in New York. At the plant, drums of ballasts are weighed, stored and de-manufactured on its processing lines.

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

LAMP RECYCLING

Full Circle also manages the disposal of fluorescent lamps, which are regulated under The Universal Waste Rule. Management does not expect any adverse effect from these regulations. Currently the company utilizes a national network of "strategic alliances" for the processing of this material.

MARKETING AND SALES

In addition to Full Circle's New York operation, it has regional sales offices located across the country. Most of the sales managers have significant prior experience in selling hazardous waste disposal services or selling lighting products. Sales managers are responsible for sales, marketing and customer service in their respective territories.

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

                                       UWR

The Universal Waste Rule (UWR) was adopted in May 1995 (40 CFR Part 273). At that time, tires, pesticides and certain mercury containing devices were covered under this law. On January 6, 2000, the EPA included fluorescent lamps in the UWR. This rule is designed to reduce the amount of hazardous waste disposed of in municipal solid waste, landfills, and encourages recycling and proper disposal of fluorescent lamps. It also reduces the regulatory burden on businesses that generate these wastes.

The company believes this new regulation will significantly increase the number of lamps that are recycled each year, and increase the total market for this service.

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

The Company has financed its working capital requirements with The CIT Group/Business Credit through a $12.3 million long-term revolving credit facility (the "Credit Facility"). As of September 30, 2000, $8.3 million was outstanding under the Credit Facility. The Credit Facility is due in December 2002.

RESEARCH AND DEVELOPMENT

The Company's management places emphasis on obtaining the technology and developing the products to achieve superiority in its industry. However, research and development costs to date have not been material.

During the fiscal year ended September 30, 1996, the Company entered into a 50% joint venture with an unaffiliated company. The venture's name is Liberty Technology International, Inc. ("LTI"). LTI developed and constructed a refrigeration separation plant that provides a cost effective and environmentally sound alternative to total destruction of mixed refrigerants. On April 1, 2000, the Company acquired the remaining 50% interest in LTI. As a result of this transaction, LTI became a wholly owned subsidiary of EVTC, which changed its method of accounting for LTI from the equity method to the consolidation method. At September 30, 1999, the Company had advanced/invested approximately $0.4 million in LTI, which is included in other assets in the accompanying consolidated balance sheets. LTI's operations commenced in January of 1997. LTI is one of the largest refrigerant separation facilities in the country.

During 1999, the Company reported the earnings and losses related to the aforementioned venture under the equity method of accounting. Investment income or loss is included in other income of the consolidated financial statements. To date, the income related to this joint venture has not been material to the Company's financial statements. The Company recorded an $85,392 investment loss for the months prior to the acquisition (October 1999 - March 2000). Since the remaining 50% interest was acquired on April 1, 2000, Liberty is accounted for using the consolidation method in the September 30, 2000 financial statements.

QUALITY ASSURANCE & ENVIRONMENTAL COMPLIANCE

The Company utilizes in-house quality and regulatory compliance control procedures. The Company maintains its own in-house analytical testing laboratory to assure that reclaimed refrigerants comply with ARI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company is dedicated to quality control and regulatory compliance and provides extensive quality control and regulatory compliance training to all operations personnel. In addition, management is significantly involved in regulatory compliance efforts.

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

INSURANCE

The Company carries insurance coverage that it considers sufficient to protect the Company's assets and operations. The Company currently maintains general commercial liability insurance for claims up to $1.0 million per occurrence and $2,000,000 in the aggregate. There can be no assurance that such insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost. The Company is self-insured for product liability in connection with the marketing and sale of its refrigerants and liquidation sales of recycling and recovery equipment. No material losses have occurred.

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

EMPLOYEES

At September 30, 2000, the Company employed approximately 188 persons, including its executive officers. The Company believes its employee relations are good.

ACQUISITIONS

Effective March 24, 2000, EVTC, through its wholly owned subsidiary, e-solutions, acquired afreegift.com, Inc. As a result of this transaction, e-solutions directly marketed business to consumer services through its getafreegift.com web site. The total consideration paid for getafreegift.com at the time of acquisition was approximately $1.0 million of which $0.8 million advanced to e-solutions prior to the closing of the transaction and $0.2 million was assumed in liabilities. In December 2000, the Company's Board of Directors adopted a plan to discontinue the operations of e solutions Marketing, Inc. The Company has initiated a plan to liquidate the tangible assets of this segment as is seeks a strategic alternative for the business concept. The plan to discontinue this segment is discussed in detail in Note 8 - Discontinued Operations in the Notes to Consolidated Financial Statement section and in the Dispositions section below.

On April 1, 2000, the Company acquired the remaining 50% interest in Liberty Technologies International, Inc. ("Liberty") from Concorde Science and Technology, Inc. ("Concorde"), its previous joint venture partner. As a result of this transaction, Liberty became a wholly owned subsidiary of EVTC, which changed its method of accounting for Liberty from the equity method to the consolidation method. The acquisition of Liberty enhances the Company's ability to separate mixed refrigerant, which will facilitate better margin potential and provide additional streams of revenue, which reside outside of the normal refrigerant market. The total consideration paid by EVTC for the remaining fifty percent interest in Liberty was approximately $1.6 million. Of the $1.6 million paid, $0.6 million was paid by issuing EVTC common stock, $0.4 million in loan cash advances to the joint venture (which occurred in prior periods), and approximately $0.6 million in assumed liabilities. Furthermore, the purchase agreement contained a provision whereby the Company would be obligated to issue additional shares to Concorde in the event that EVTC's common stock was trading at a price lower than $5.00 per share at March 31, 2001.

Effective May 5, 2000, the Company acquired all the common stock of Refrigerant Management Services, Inc. ("RMS") of Phoenix, Arizona. By virtue of this acquisition, EVTC acquired the dominant refrigerant reclaimer and service provider in the southwestern portion of the United States. Total consideration for the acquisition of RMS at the date of acquisition was approximately $2.5 million, of which approximately $0.5 million was paid in EVTC's common stock, $1.4 million was paid in cash, and $0.6 million of liabilities were assumed by the Company. The former shareholders of RMS have rights to additional contingent consideration if they achieve certain financial objectives over the three-year period following the closing date of the acquisition. EVTC recorded approximately $1.3 million in intangibles as a result of this transaction, which was accounted for as a purchase.

Except for the historical information contained herein, the matters discussed in this Acquisition section are forward-looking statements that involve risks and uncertainties. The forward-looking statements in this section are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors, including without limitation, the market and the pricing for direct marketing Internet services, operating costs, the presence of competitors with greater resources, the Company's need for liquidity, and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

DISPOSITIONS

RECYCLING AND RECOVERY EQUIPMENT BUSINESS SEGMENT

During July 1998, the Company's Board of Directors adopted a plan to discontinue its Recycling and Recovery Equipment business segment. The Company has initiated a liquidation program to sell all assets of the segment. Management intended for the disposal of the segment to be completed by June 30, 1999 (the Phase-Out Period), however during fiscal 1999 those estimates were revised to June 30, 2000. In fiscal 1998, loss on discontinued operations included a $0.5 million charge for future operating results through the phase-out period and a write down of $4.8 million to inventory, accounts receivable, leasehold improvements, and equipment to estimated net realizable values. The Company had liquidation revenues of $0.6 and $1.2 million and incurred direct costs of $0.3 million and $0.4 million for fiscal year 2000 and 1999, respectively

During fiscal 2000, in conjunction with the end of the phase-out period, the Company elected to write down the remaining assets of its Recycling and Recovery Equipment segment by approximately $0.4 million. The Company wrote down the remaining assets to reflect the salvage value of such assets to effectively complete the plan to discontinue the Recycling and Recovery Equipment segment, which was adopted in 1998.

E SOLUTIONS MARKETING, INC. BUSINESS SEGMENT

During December 2000, the Company's Board of Directors adopted a plan to discontinue the operations of e solutions Marketing, Inc., its segment that directly marketed business to consumer services via the Internet. The Company has initiated a plan to liquidate the tangible assets of this segment as it seeks a strategic alternative for the business concept. Management intends to complete the disposal of the segment within ninety days from the adoption of the liquidation plan. For financial statement purposes, the Company accounted for this segment as discontinued operations in fiscal year 2000.

In fiscal year 2000, losses on discontinued operations were $0.8 million. At September 30, 2000, the remaining assets of e Solutions Marketing, which were comprised of goodwill, gift inventory, web site development costs and certain pieces of machinery and equipment were written down from $1.3 million to $0.0 to reflect the estimated net realizable value of such assets.

ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies nine locations in the United States, which are leased from third parties, with the two exceptions noted below. The following summarizes the location, square footage of the building or leased space, and use of each facility. The Company believes that these facilities are adequate for its existing and near-term future needs and that its facilities are adequate for its current and proximate future needs.


  LOCATION         SQUARE FOOTAGE                       USE
  --------         --------------                       ---
Lakewood, NJ           21,000          Refrigerant packaging and Distribution
                                       center

Bronx, NY              13,500          Ballast recycling

Fort Worth, TX         60,000          Reclamation and refrigerant storage
                                       facility; Executive offices (Replaces
                                       Hurst, TX Facility)

Hurst, TX              26,000          Reclamation and refrigerant storage
                                       facility; Executive offices

Chicago, IL             9,375          Recovery, storage and Distribution center

Orlando, FL             3,640          Recovery, storage and Distribution center

Kapolei, HI             5,000          Recovery, storage and Distribution center

Phoenix, AZ             5,842          Recovery, storage and Distribution center

Holland, MI             4,800          Manufacturing, recovery, storage and
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

Additionally, the Company acquired the 60,000 square foot warehouse facility and office space in Fort Worth, Texas in July 2000. The warehouse will replace the Hurst location as its reclamation and refrigerant storage facility and corporate headquarters. The Hurst lease expires December 31, 2000. This acquisition was financed through a note payable to Heritage National Bank. See Note (5) - Note Payable for details of the loan.

ITEM 3. LEGAL PROCEEDINGS.

The only legal proceeding pending against the Company or involving the Company is a tax levy by the Internal Revenue Service ("IRS"). During fiscal 2000, the IRS imposed an excise tax levy of $0.4 million relating to refrigerant imported by the Company during fiscal year 1994.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Nasdaq SmallCap Market System under the symbol "EVTC". The following table sets forth, for the period since October 1, 1998, the high and low prices for the Common Stock as reported by NASDAQ. The NASDAQ quotations represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                    COMMON STOCK                      HIGH           LOW
       -----------------------------------------   ----------    ----------
       YEAR ENDED SEPTEMBER 30, 2000

       First Quarter............................   $  6 23/32    $  1  1/32

       Second Quarter...........................     13  7/8        2  1/2

       Third Quarter............................     15  1/4        9  1/8

       Fourth Quarter...........................     14  7/8        2  9/32

       YEAR ENDED SEPTEMBER 30, 1999

       First Quarter............................   $  1  3/4     $     3/8

       Second Quarter...........................                    1  1/4

       Third Quarter............................      3  5/16          1/2

       Fourth Quarter...........................      2  1/16          7/8

As of September 30, 2000, there were 46 record holders of the Company's Common Stock. The Company believes that there are in excess of 1,000 beneficial owners of the Company's Common Stock.

On May 20,1999, the Company's securities began trading on the Nasdaq SmallCap Market.

The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business.

During fiscal 2000, the Company sold shares of unregistered stock, which is described in detail in Note 12 - Equity in the Notes to the Consolidated Financial Statements section.

On July 20, 1999 the Company's board of directors authorized the Company to sell 792,800 shares of restricted Section 144 common stock to several private investors. The Company entered into an agreement to sell the 792,800 shares of its common stock to the private investors on August 9, 1999. In December 1999, the Company received the cash payment for the subscription stock issued. The Company used these funds for working capital and other general corporate purposes.

On October 1, 1999 the Company's board of directors voted to sell and issue up to one million shares of restricted Section 144 common stock to several private investors for the sole purpose of providing working capital and short term financing that would be required if the Company was successful in acquiring e solutions Marketing, Inc. See Note 4 - Acquisition for additional information regarding e solutions. The selling price of such stock was set at approximately 85% of the prior 5 days average closing price on October 1, 1999 or $1.00 per share. In conjunction with the execution of the formal agreement to purchase e solutions, the Company issued an aggregate of 750,000 shares for $750,000 (or $1.00 per share). The funding from the stock sale occurred during March 2000.

In March 2000, the Company entered into an agreement with several investors to issue 200,000 shares of the Company's unregistered common stock at a price of $4.50 per share. The proceeds from such stock issuance were received in March and April 2000 and used to fund ongoing working capital requirements associated with the acquisitions of afreegift.com, Inc. and RMS.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data is set forth below as of and for each of the five fiscal years ended September 30, 2000. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto included elsewhere in this Report.

                                                         YEARS ENDED SEPTEMBER 30,
                                                         ------------------------
                                        2000          1999         1998          1997          1996
                                     ----------    ----------   ----------    ----------    ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net Sales ........................   $   36,241    $   38,732   $   38,483    $   55,097    $   31,657
Income (Loss) From
 Continuing Operations ...........          130           470       (5,188)        3,261         2,640
Income (Loss) From
 Continuing Operations Per Share
   Basic .........................          .02           .09        (1.04)         0.65          0.51
   Diluted .......................          .02           .09        (1.04)         0.64          0.50

Income (Loss) From
 Discontinued Operations .........       (2,395)         --         (6,298)       (2,376)         (912)

Income (Loss) From
 Discontinued Operations Per Share
   Basic .........................         (.36)         --          (1.26)         (.47)         (.17)
   Diluted .......................         (.34)         --          (1.26)         (.47)         (.17)

                                             SEPTEMBER 30,
                                             ------------
BALANCE SHEET DATA:          2000      1999      1998      1997      1996
                           ------    -------   -------   -------   -------
Working Capital ........   $ 2,553   $ 5,656   $ 4,104   $14,893   $15,538
Total Assets ...........    24,902    21,950    23,561    37,546    31,907
Total Debt .............    10,244     9,742    11,992    13,500     9,498
Total Shareholders'
 Equity ................     9,412   $ 8,378   $ 7,110   $18,595   $19,064

During July 1998, the Board of Directors adopted a plan to discontinue its Recycling and Recovery Equipment Business and in December 2000, they approved a plan to discontinue its Internet Marketing business sector. See Note 8 of Notes to the Consolidated Financial Statements for additional information regarding discontinued operations. The Statements of Operations Data above have been recast to exclude such discontinued operations.

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

The Company, as a result of the Board of Directors' decision on December 14, 2000, to discontinue the operations of e solutions marketing, inc., has two reportable operating segments: refrigerant and ballast recycling. The refrigerant segment engages in the marketing and sales of refrigerant and refrigerant related services as well as performing refrigerant reclaiming services. The ballast recycling segment engages in the recycling and disposal of fluorescent light ballasts and the brokering of fluorescent lamps for their ultimate disposal.

QUARTERLY FINANCIAL INFORMATION
(in thousands, except per share data - unaudited)

                                   DEC. 31        MAR. 31        JUN. 30       SEPT. 30          YEAR
- --------------------------------------------------------------------------------------------------------
2000
  Revenue ..................     $    4,774     $    8,909     $   12,266     $   10,292      $   36,241
  Gross Profit .............          1,133          1,802          3,521          3,083           9,539
  Net Income/(loss) ........           (459)           126            561         (2,492)         (2,264)
  Basic Earnings per share .           (.08)           .02            .08           (.32)           (.34)
  Diluted Earnings per share           (.08)           .02            .07           (.31)           (.32)
  Common stock price per share
    High ...................           6.72          13.88          15.25          14.88           15.25
    Low ....................           1.03           2.50           9.13           2.28            1.03
- --------------------------------------------------------------------------------------------------------
1999
  Revenue ..................          4,533         10,115         12,396         11,687          38,731
  Gross Profit .............          1,279          2,054          2,639            398           6,370
  Net Income/(loss) ........           (812)            14            517            751             470
  Basic Earnings per share .           (.17)           .00            .10            .18             .09
  Diluted Earnings per share           (.17)           .00            .10            .18             .09
  Common stock per share
    High ...................           1.75           1.00           3.31           2.06            3.31
    Low ....................            .38            .25            .50            .88             .25
- --------------------------------------------------------------------------------------------------------

     YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

RESULTS OF CONTINUING OPERATIONS

REVENUE

Our Revenue was $36.2 million for the year ended September 30, 2000, a decrease of $2.5 million or 6.5% from $38.7 million generated in fiscal year 1999.

Revenues generated from the sale of refrigerant were $32.5 million, a decrease of $2.4 million or 6.9% from $34.9 million generated during the prior year. The decrease in sales occurred primarily as a result in weaker demand and pricing for two of our core refrigerants, R-22 and R-134a. This decrease in sales was offset slightly by incremental revenue resulting from the inclusion of the operating results of both RMS and Liberty (which were acquired during 2000) combined with increased sales of other refrigerants. Ballast revenue for the year ended September 30, 2000 was $3.7 million, a decrease of $0.1 from 1999.

GROSS MARGIN

Gross margin generated from sales were $9.5 million, an increase by $3.1 million or 48.4% compared to $6.4 million generated during fiscal year ended 1999. Total gross margin as a percentage of sales increased to 26.3% for the year ended September 30, 2000 compared to 16.4% generated during the prior year.

Of the $3.1 million increase in gross profit, approximately $1.2 million occurred as a result of the inclusion of RMS and Liberty in the Company's operations. The acquisition of RMS provides an additional channel of distribution of refrigerant, recovery, and reclamation services into the HVAC/R industry. Because the RMS business model provides value added services and complete reclaiming and recovery solutions to its customer base, it realized significantly higher margins than our traditional core refrigerant sales, which in turn mitigates, to a certain extent, some of the Company's exposure to volatile refrigerant pricing conditions. The remaining increase of $1.9 million in gross margin occurred as a result of higher than normal demand and prices for R-12 offset slightly by lower than normal prices of R-22 and R-134a. The Company's ability to maintain its current level of R-12, R-134a and R-22 sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of these refrigerants and historically has purchased from a number of manufactures and suppliers. The Company's refrigerant reclamation and separation will continue to serve as important sources of R-12, as well as other CFC and non-CFC refrigerants.

SELLING, GENERAL & ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for the year ended September 30, 2000 were $8.1 million, an increase of $2.8 million or 52.8% from $5.3 million incurred during the year ended September 30, 1999. Of the $2.8 million increase, $1.7 million resulted from the inclusion of both the RMS and Liberty operations, which were acquired during the fiscal year 2000. In addition, the Company incurred approximately $0.3 million in incremental SG&A expenses related to the due diligence and various capital raising efforts which were performed in conjunction with the Company's proposed acquisitions of both Mercury Technology International, L.P. and Mercury Waste Solutions, Inc. In 1999, the Company's SG&A expenses contained a recovery of a receivable which was recorded as a reduction to SG&A expense of $0.8 million. During 2000, the Company recovered $0.2 million from such a receivable.

INTEREST EXPENSE

Interest expense for the year ended September 30, 2000 was $0.8 million, a decrease of $0.2 million or 20% percent from the prior year. The decrease occurred primarily as a result of a decrease in the average balance of the Company's revolving credit agreement offset slightly by an increase in interest rates over the prior year and the assumption of certain debt associated with the acquisitions of RMS and Liberty.

OTHER EXPENSE, NET

Other expense, net increased $0.6 million in 2000, to $0.5 million compared to income of $0.1 million generated during the prior year. The increase during 2000 occurred primarily as a result of a $0.4 million charge levied by the IRS, which related to refrigerant that the Company imported during 1994. The $0.4 million charge is combined with $0.2 million in other miscellaneous non operating expenses. The prior year amount contained $0.1 million in interest income which was not generated during fiscal year 2000 primarily because the Company changed its cash management policy to encourage a quicker repayment of its revolving credit facility.

RESULTS OF DISCONTINUED OPERATIONS

During December of 2000, the Company's Board of Directors adopted a plan to discontinue e solutions Marketing, Inc., its business segment which directly marketed business to consumer services via the Internet. The Company has initiated a plan to liquidate the tangible assets of this segment as it seeks a strategic alternative for the business concept. Management intends for the disposal of the segment to be completed within ninety days from the adoption of the liquidation plan. The Company recorded a loss from discontinued operations of $0.8 million and loss on the disposal of the discontinued segment of $1.2 million. For financial reporting purposes, management's decision to discontinue e-solutions after yearend is presented in the fiscal 2000 financial statements.

During July of 1998, the Company's Board of Directors adopted a plan to discontinue its recycling and recovery equipment segment for which the Company initiated a liquidation program to sell all assets of the segment. In July of 2000, the Company recognized a charge of $0.4 million to loss from discontinued operations to write down the segment's remaining assets to its salvage value.

          YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

RESULTS OF CONTINUING OPERATIONS

REVENUE

Net sales for continuing operations for the year ended September 30, 1999 were $38.7 million, an increase of $0.2 million, less than 1%. The increase in net sales is primarily attributed to the increase in sales of refrigerant products, resulting from stronger demand for R-22 refrigerant and R-134a refrigerant. Although there was a strong demand for R-134a, which is the primary replacement for R-12, sales were significantly limited by the industry wide shortage of the product. During 1999, its suppliers placed the Company under a tight allocation of R-134a. However, the shortage of R-134a available for sale by the Company was partially offset by the increase in the average selling price. Sales of refrigerant R-12 continue to provide a significant portion of the Company's revenues, although its relative percentage continues to decline. This decline in R-12 sales is primarily attributed to the significant increase in the demand for R-134a and the Company's increasing emphasis on refrigerant reclaiming and commercial HVAC/R refrigerant sales. The Company's ability to maintain its current level of R-12, R-134a and R-22 sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of these refrigerants and historically has purchased from a number of manufacturers and suppliers. The Company's refrigerant reclaiming and separation activities will continue to serve as an important source of R-12, as well as other CFC and non-CFC refrigerants. Additionally, ballast-recycling sales decreased by 4.2% primarily due to a decline in scrap metal revenues caused by the worldwide decline in scrap metal pricing. Revenues from ballast-recycling services were slightly higher for the year.

COST OF SALES

Cost of sales for continuing operations for the year ended September 30, 1999 was $32.3 million, a decrease of 9.3% from the $35.7 million reported in fiscal year 1998. Continuing operations costs of sales were 83.6% of continuing operations revenues, a decrease from 92.6% for fiscal year 1998. The decrease is primarily attributable to sales of R-12, R-134a and R-22 at higher margins for fiscal year 1999. Additionally, cost of sales for ballast recycling decreased due to improved productivity and increased ballast-recycling service margins. In fiscal year 1998, the Company was forced to sell R-12 below cost to meet market-pricing set by the automotive original equipment manufacturers.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) related to continuing operations for 1999 decreased to $5.3 million, a decrease of $2.6 million or 32.9% from $7.9 million reported in fiscal 1998. The decrease is primarily attributable to the Company's cost reduction program initiated late in the first quarter that, resulted in reduced marketing, distribution, and administrative expenses related to its refrigerant reclaiming subsidiary. Additionally, the Company's reserve for bad debt as of September 30, 1999 was reduced by $0.8 million due to a partial recovery on a trade receivable and a change in the estimated net realizable value of the note that was in default at September 30, 1998 and fully reserved in fiscal 1998. Management revised its estimate of the collectibility based on subsequent cash received of $0.5 million and estimated value of $0.3 million for underlying collateral. The recovery included cash payments, common stock shares assigned to the Company and security interests in real property.

INTEREST EXPENSE

Interest expense in fiscal year 1999 was $1.0 million, a decrease of $73,564 or 6.8% from the prior year. This is primarily attributed to a decreased 1999 average line of credit advance balance from 1998.

INCOME (LOSS) FROM CONTINUING OPERATIONS

The Company recognized income from continuing operations of $0.5 million for 1999, an increase of $5.7 million over the prior year loss of $5.2 million. The increased profitability was primarily attributed to the Company's cost reduction program resulting in reduced marketing, distribution and administrative expenses, the 126% improvement in gross margin, the partial recovery of a certain trade receivable in the amount of $0.8 million, and the recognition of $0.3 million in Federal income tax benefit related to the Company's $7.7 million federal tax net operating loss carryforward. The increase in profitability was offset by a $0.4 million inventory theft at one of the Company's branch locations and $0.5 million in payments to Colmen, primarily related to the termination of their consulting contract and $0.2 million in fees and charges paid to the Company's former bank to extend the Credit Facility.

RESULTS OF DISCONTINUED OPERATIONS

In July 1998, the Company's Board of Directors adopted a plan to discontinue its recycling and recovery equipment segment. The Company initiated a liquidation program to sell all assets of the segment. Management intended for the disposal to be completed by June 30, 1999 (the phase-out period) however, during fiscal 1999 those estimates were revised to June 30, 2000. In fiscal 1999, the Company had liquidation revenues of $ 1.2 million and incurred direct costs of $0.4 million. Based on the past years operations of the discontinued segment, management has revised its net realizable values of assets at $1.1 million with direct costs estimated at $0.3 million to continue the liquidation process through June 30, 2000. The Company did not incur any additional expenses or charges during the year ended September 30, 1999 related to discontinued operations, and based on current estimates, the Company does not foresee incurring any material charges related to the discontinuation of this segment in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company is able to fund its normal working capital requirements mainly through operations or, when necessary, through its utilization of its existing credit facilities. During December 1999, the Company entered into a three-year loan agreement with CIT, which provides for borrowings under a $12.3 million credit facility. Under the terms of the CIT Credit Facility, the credit facility bears an interest rate of the Prime lending rate plus six tenths of one percent and is payable when the CIT Credit Facility's three year term expires. The CIT Credit Facility is subject to certain financial covenants based on the existing calculated borrowing base and is secured by certain accounts receivable, inventory and property and equipment.

EVTC's cash and cash equivalents decreased by $1.9 million to $0.3 million at September 30, 2000. The decrease occurred primarily as a result of cash used in investing activities of $3.7 million offset by cash provided by financing activities of $1.8 million.

Net cash provided by operating activities from continuing operations of $0.7 million was comprised of $0.2 million used in operating activities which created minor fluctuations in working capital accounts resulting primarily from the timing of cash receipts and cash disbursements combined in part by net income from continuing operations adjusted for non-cash items of $0.9 million.

Net cash used in discontinued operations was approximately $0.7 million primarily related to the discontinued operations of the Company's business segment which directly marketing business to consumer services via the internet.

Net cash used in investing activities was comprised of $1.5 million in cash paid for the acquisition of RMS and Liberty and $0.9 million related to an acquisition the operations for which were ultimately discontinued. In addition, EVTC used $1.7 million for capital expenditures related to the construction of additional onsite service trucks and other building improvements. Such uses of cash for investing activities were offset partially by a $0.4 million payment received on a note receivable from an officer of the Company.

Net cash provided by financing activities during the year ended September 30, 2000 was approximately $1.8 million. Of the cash provided by financing activities, $2.3 million resulted from the issuance of common stock to private investors, $0.6 million resulted from the collection of funds under stock subscription agreements, offset, partially, by net repayments on various notes payable and revolving lines of credit totaling approximately $1.1 million.

EVTC has made a number of business acquisitions during the year ended September 30, 2000, all accounted for by the purchase method of accounting. Accordingly, the consolidated financial statements include the operating results for each business from the date of acquisition.

Effective March 24, 2000, EVTC, through its wholly owned subsidiary, e-solutions, acquired afreegift.com, Inc. As a result of this transaction, e-solutions directly marketed business to consumer services through its getafreegift!com web site. The web site hosted over twelve consumer brand and service categories, each of which were anchored by national name brand sponsors. In this permission based marketing initiative, each brand name sponsor provided free gifts in exchange for their personal data profile. The total consideration paid for getafreegift.com at the time of acquisition was approximately $0.9 million of which $0.8 million was paid in cash advances during fiscal year 2000 prior to closing and approximately $0.1 million in liabilities were assumed. In addition, the former shareholders of afreegift.com, Inc. had an opportunity to receive up to 8 million shares of EVTC's common stock if they satisfy certain financial performance objectives by April 2001. During December 2000, the Company's Board of Directors, citing the notable increase in the cost of capital necessary to fund the ongoing operations of this business segment adopted a plan to formally discontinue the operations of e solutions marketing, inc.

On April 1, 2000, the Company acquired the remaining 50% interest in Liberty from Concorde Science and Technology, Inc. ("Concorde"), its previous joint venture partner. As a result of this transaction, Liberty became a wholly owned subsidiary of

EVTC. The acquisition of Liberty enhances the Company's ability separate refrigerant, which will facilitate better margin potential and additional streams of revenue which reside outside of the normal refrigerant market. The total consideration paid by EVTC for the remaining fifty percent interest in Liberty was approximately $1.6 million of which $0.6 million was paid by issuing EVTC common stock, $0.4 million in cash advances to the joint venture which occurred in prior periods, and approximately $0.6 million in liabilities were assumed. Furthermore, the purchase agreement contained a provision whereby the Company would be obligated to issue additional shares to Concorde in the event that EVTC's common stock was trading at a price lower than $5.00 per share at March 31, 2001.


Effective May 5, 2000, the Company acquired all the common stock of Refrigerant Management Services, Inc. ("RMS") of Phoenix, Arizona. By virtue of this acquisition, EVTC acquired the dominant refrigerant reclaimer and service provider in the southwestern portion of the United States. Total consideration for the acquisition of RMS at the date of acquisition was approximately $2.5 million of which approximately $0.5 million was paid in EVTC's common stock, $1.4 million was paid in cash, and $0.6 million of liabilities were assumed by the Company. The former shareholders of RMS have rights to additional contingent consideration if they achieve certain financial objectives over the two-year period following the closing date of the acquisition.

On July 31, 2000, EVTC closed the contract to acquire a warehouse facility and office space in Fort Worth, Texas where it will consolidate operations and relocate its corporate headquarters. The total purchase price for the building was approximately $1.5 million, of which $0.3 million was paid immediately upon closing, the remainder of which was financed through a note payable to Heritage National Bank. The note bears interest at the prime lending rate plus one percent (1%) and is payable in monthly installments of $6,944 plus interest over a fifteen year period. The note payable to Heritage Bank is secured by the warehouse facility and office space.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not believe this will have a material effect on the operations. Implementation of this standard was delayed by the FASB for a 12-month period through the issuance of SFAS No 137 "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No 133". In addition, SFAS 133 was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity." The Company will now adopt SFAS 133, as amended, as required for its first quarterly filing of fiscal year 2001.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB101B that delayed the implementation date of SAB 101 until the quarter ended December 31, 2001 with retroactive application to the beginning of our fiscal year. The Company does not expect the adoption of SAB 101 to have a material impact on its financial position of results of operations.

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

Assuming year-end 2000 variable rate debt and investment levels, a one-point change in interest rates would impact net interest expense by less than $100,000.

ITEM 8. FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
   Independent Auditors' Reports - BDO Seidman, LLP ........................ 24

   Independent Auditors' Report - KPMG LLP ................................. 25

   Consolidated Balance Sheets - as of September 30, 2000 and 1999 ......... 26

   Consolidated Statements of Operations and Comprehensive Income (Loss) -
     for each of the years ended September 30, 2000, 1999 and 1998 ......... 27

   Consolidated Statements of Stockholders' Equity - for each of the years ended September 30, 2000, 1999 and 1998 ......................... 28

   Consolidated Statements of Cash Flows -
     for each of the years ended September 30, 2000, 1999 and 1998 ......... 29

   Notes to Consolidated Financial Statements .............................. 30

   Schedule II - Valuation and Qualifying Accounts ......................... 45

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
EVTC, Inc.
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of EVTC, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EVTC, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Also in our opinion, the 2000 and 1999 data in the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





BDO Seidman, LLP
Dallas, Texas
December 15, 2000

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
EVTC, Inc.:


We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows of EVTC, Inc. and subsidiaries for the year ended September 30, 1998. In connection with our audit of the consolidated financial statements, we also have audited the 1998 data in the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of EVTC, Inc. and subsidiaries for the year ended September 30, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 1998 data in the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP
Dallas, Texas
January 5, 1999

                           EVTC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2000 AND 1999


                                  ASSETS                              2000              1999
                                  ------                          ------------      ------------
Current assets:
Cash and cash equivalents ...................................     $    262,644      $  2,159,434
Marketable securities .......................................           33,992            54,460
Accounts receivable, net of allowance of $452,007 in 2000 and
$409,732 in 1999 ............................................        7,085,873         6,655,772
Income taxes receivable .....................................             --              58,108
Subscriptions Receivable ....................................             --             594,600
Inventories .................................................        7,813,674         6,805,492
Prepaid expenses and other current assets ...................          588,608           681,337
Deferred income taxes .......................................          300,000           300,000
Assets of discontinued operations ...........................          394,523         1,098,760
                                                                  ------------      ------------

Total current assets ........................................       16,479,314        18,407,963

Property and equipment, net .................................        5,013,941         1,401,036
Intangibles, less accumulated amortization ..................        2,597,573           511,829
Investment in joint ventures and other assets ...............          810,879         1,257,964
Due from officer ............................................             --             371,016
                                                                  ------------      ------------
Total other assets ..........................................        8,422,393         3,541,845

                                                                  $ 24,901,707      $ 21,949,808
                                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS'
                                  EQUITY

Current liabilities:
Current portion of long term debt ...........................     $  8,679,977      $  9,742,380
Accounts payable - trade ....................................        2,603,059         2,387,771
Accrued liabilities .........................................        2,290,055         1,137,212
Liabilities of discontinued operations ......................          353,331           304,209
                                                                  ------------      ------------

Total current liabilities ...................................       13,926,422        13,571,572

Long term debt ..............................................        1,563,596              --
                                                                  ------------      ------------

Total liabilities ...........................................       15,490,018        13,571,572
                                                                  ------------      ------------
Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value.  Authorized
 1,000,000 shares; none issued or outstanding ...............             --                --

Common stock, $.01 par value. Authorized 25,000,000
 shares; 7,444,283 shares issued and outstanding in 2000
 and 4,989,719 shares were issued and outstanding in 1999
 (excludes 792,801 of subscribed stock) .....................           74,443            57,825

Additional paid-in capital ..................................       15,435,375        12,133,204
Accumulated other comprehensive income ......................           33,992            54,460
Retained deficit ............................................       (6,132,121)       (3,867,253)
                                                                  ------------      ------------
Total stockholders' equity ..................................        9,411,689         8,378,236
                                                                  ------------      ------------
                                                                  $ 24,901,707      $ 21,949,808
                                                                  ============      ============

          See accompanying notes to consolidated financial statements.

                           EVTC, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                                        2000              1999              1998
                                                    ------------      ------------      ------------
Net sales .....................................     $ 36,240,901      $ 38,731,683      $ 38,483,170
Cost of sales .................................       26,701,669        32,361,928        35,669,958
                                                    ------------      ------------      ------------

Gross profit ..................................        9,539,232         6,369,755         2,813,212

Selling, general and administrative
Expenses, including recovery of credit loss of
  $223,000 in 2000 and $820,000 in 1999 .......        8,055,831         5,263,936         7,857,941
                                                    ------------      ------------      ------------

Operating income (loss) .......................        1,483,401         1,105,819        (5,044,729)

Interest expense ..............................          834,412         1,014,677         1,088,241
Other (income) expense, net ...................          518,931           (78,466)           60,629
                                                    ------------      ------------      ------------

Income (loss) from continuing operations
  Before income taxes .........................          130,058           169,608        (6,193,599)


Income tax expense (benefit) ..................             --            (300,000)       (1,005,858)
                                                    ------------      ------------      ------------

Income (loss) from continuing operations ......          130,058           469,608        (5,187,741)

Discontinued operations:


Loss from discontinued operations, net of
Income taxes ..................................         (750,576)             --          (1,024,840)
Estimated loss on disposal of discontinued
Operations, net of tax ........................       (1,644,350)             --          (5,273,005)
                                                    ------------      ------------      ------------
                                                      (2,394,926)             --          (6,297,845)

Net income (loss) .............................     $ (2,264,868)     $    469,608      $(11,485,586)
                                                    ------------      ------------      ------------

Other comprehensive income (loss), net of tax;
Unrealized gain (loss) on securities ..........          (20,468)           54,460              --
                                                    ------------      ------------      ------------

Comprehensive income (loss) ...................     $ (2,285,336)     $    524,068      $(11,485,586)
                                                    ============      ============      ============

Income (loss) per share
Basic
Continuing operations .........................     $        .02      $        .09      $      (1.04)
Discontinued operations .......................     $       (.11)     $       --        $       (.21)
Loss on disposal ..............................     $       (.25)     $       --        $      (1.05)
                                                    ------------      ------------      ------------
                                                    $       (.34)     $        .09      $      (2.30)
Diluted
Continuing operations .........................     $        .02      $        .09      $      (1.04)
Discontinued operations .......................     $       (.11)     $       --        $       (.21)
Loss on disposal ..............................     $       (.23)     $       --        $      (1.05)
                                                    ------------      ------------      ------------
                                                    $       (.32)     $        .09      $      (2.30)

          See accompanying notes to consolidated financial statements

                           EVTC, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                                                                                         ACCUMULATED
                                                    COMMON STOCK           ADDITIONAL      RETAINED         OTHER
                                               -----------------------      PAID-IN        EARNINGS     COMPREHENSIVE
                                                 SHARES        AMOUNT       CAPITAL        (DEFICIT)       INCOME          TOTAL
                                               ----------    ---------    -----------    ------------     ---------    ------------

Balance at September 30, 1997 ...............   4,989,719    $  49,897    $11,396,532    $  7,148,725          --      $ 18,595,154
Net loss ....................................        --           --             --       (11,485,586)         --       (11,485,586)
                                               ----------    ---------    -----------    ------------     ---------    ------------

Balance at September 30, 1998 ...............   4,989,719       49,897     11,396,532      (4,336,861)         --         7,109,568
                                               ----------    ---------    -----------    ------------     ---------    ------------

Warrants issued to lender ...................        --           --          150,000            --            --           150,000

Subscription stock ..........................     792,801        7,928        586,672            --            --           594,600
Unrealized gain on securities ...............        --           --             --              --          54,460          54,460
Net income ..................................        --           --             --           469,608          --           469,608
                                               ----------    ---------    -----------    ------------     ---------    ------------
Balance at September 30, 1999 ...............   5,782,520    $  57,825    $12,133,204    $ (3,867,253)    $  54,460    $  8,378,236
                                               ----------    ---------    -----------    ------------     ---------    ------------

Proceeds from shares issued for cash ........     950,000        9,500      1,640,500            --            --         1,650,000

Proceeds from options and warrants exercised      580,916        5,809        608,917            --            --           614,726
Stock issued in acquisitions ................     130,847        1,309      1,052,754            --            --         1,054,063

Unrealized loss on securities ...............        --           --             --              --         (20,468)        (20,468)
Net income (loss) ...........................        --           --             --        (2,264,868)         --        (2,264,868)
                                               ----------    ---------    -----------    ------------     ---------    ------------
Balance at September 30, 2000 ...............   7,444,283    $  74,443    $15,435,375    $ (6,132,121)    $  33,992    $  9,411,689
                                               ==========    =========    ===========    ============     =========    ============


          See accompanying notes to consolidated financial statements

                           EVTC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                                              2000            1999            1998
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income (loss) from continuing Operations .............   $    130,058    $    469,608    $ (5,187,741)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization .........................        849,083         667,818         785,195

Deferred income taxes .................................           --          (300,000)        611,593
Provision for bad debts ...............................         77,080        (692,443)      1,335,438

Write-off of investment in joint venture ..............           --              --           183,096

(Gain) loss on sale of assets .........................           --            (3,660)        (40,692)

Issuance of stock warrants ............................           --           150,000            --
CHANGES IN ASSETS AND LIABILITIES, NET OF BUSINESSES
ACQUIRED:
Accounts receivable ...................................       (235,128)     (1,638,605)     (1,210,740)
Income taxes receivable ...............................         58,108       1,365,551      (1,423,659)
Inventories ...........................................       (747,121)        430,948      10,057,035
Prepaid expenses and other
  Assets ..............................................        194,702        (239,137)         40,036
Accounts payable and accrued liabilities ..............        352,878        (457,350)       (303,370)
                                                          ------------    ------------    ------------
Net cash provided by (used in)
   Continuing operations ..............................        679,660        (247,270)      4,846,191


Net cash provided by (used in) discontinued operations        (672,101)        325,710        (799,412)
                                                          ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............          7,559          78,440       4,046,779
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of equipment .......................           --             5,000            --
Capital expenditures ..................................     (1,707,466)       (374,117)       (276,952)
Business acquisition payments .........................     (1,424,214)           --              --
Preacquisition advances to affiliates .................       (850,000)           --              --
Due from officer ......................................        371,016        (171,016)       (100,000)

Capital expenditures of discontinued operations .......           --              --           (17,477)

Change in investment in joint ventures and other assets       (114,238)        359,932          45,394
                                                          ------------    ------------    ------------


NET CASH USED IN INVESTING ACTIVITIES .................     (3,724,902)       (180,201)       (349,035)
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility ...........     (1,288,964)     (2,250,000)     (1,507,620)
Proceeds from other debt ..............................        350,000            --              --
Payments of other debt ................................        (99,809)           --              --
Proceeds from subscription stocks .....................        594,600            --              --
Proceeds from common stock and options exercised ......      2,264,726            --              --
                                                          ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES .................................      1,820,553      (2,250,000)     (1,507,620)
                                                          ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ..     (1,896,790)     (2,351,761)      2,190,124
Cash and cash equivalents at beginning of year ........      2,159,434       4,511,195       2,321,071
                                                          ------------    ------------    ------------
Cash and cash equivalents at end of year ..............   $    262,644    $  2,159,434    $  4,511,195
                                                          ============    ============    ============

           See accompanying notes to consolidated financial statements

                           EVTC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  NATURE OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
     POLICIES

     (A) DESCRIPTION OF BUSINESS

         EVTC, Inc. (the "Company") was incorporated under the name "Environmental Technologies Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." The Company is primarily engaged in: the marketing and sale of refrigerants including dichlorofluoromethane (R-12) and tetrafluoroethane (R-134a) and refrigerant reclaiming fluorescent light fixture ballasts and lamps (Ballast Recycling segment). In March 2000, the Company, through its wholly owned subsidiary, e-solutions, acquired afreegift.com, Inc. e-solutions marketed business to consumer services through its getafreegift!com web site. However, subsequent to year-end, the Board of Directors approved a plan to discontinue this segment of their business. This is discussed in detail in Note 8. In 1998, the Company discontinued its segment in the manufacturing and distribution of refrigerant recycling and recovery equipment for automotive and commercial use (see note 8 - Discontinued Operations).

         The Company's sales are highly seasonal in nature, as industry-wide refrigerant sales are related to weather temperatures, primarily in the warmer months. The Company's historical refrigerant sales have primarily come from the sale of R-12, a refrigerant that is a chlorofluorocarbon (CFC). As of January 1, 1996, however, CFC-based refrigerants can no longer be manufactured in the United States under current regulations. CFC replacement products, such as R-134a, are now readily available to the Company. Notwithstanding the cessation of a predictable manufactured supply of R-12, management believes it will have access to an adequate supply of R-12 through fiscal 2001. However, beyond fiscal 2001 the Company's access to R-12 is much less certain. Management believes R-134a sales will continue to offset the decline of R-12 sales in future periods.

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

         The Company accounted for its 50% ownership interest in a joint venture using the equity method until April 1, 2000 when the Company acquired the remaining 50% interest in Liberty Technologies International, Inc. ("Liberty") from its joint venture partner. As a result of this transaction, Liberty became a wholly owned subsidiary of EVTC, which changed its method of accounting for Liberty from the equity method to the consolidation method.

     (C) CREDIT CONCENTRATION

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and trade receivables. The Company considers such risk in placing its cash and cash equivalents in financial institutions and other instruments. Concentration of credit risk with respect to trade receivables is limited because of the large number of customers that make up the Company's customer base and their dispersion in various industries and across different geographies. The Company performs ongoing credit evaluations of its customers' financial condition. In fiscal year 2000, the Company had one customer that accounted for 10% of the total net sales. No single customer accounted for more than 10% of total net sales in fiscal 1999 and 1998.

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

         Ballast recycling revenues are recognized by the Company upon the receipt and acceptance of waste material at its recycling facility in the Bronx, New York. Waste material disposal costs are accrued as the related revenues are recognized.

         During the fourth quarter of fiscal 1999, the Company recorded a recovery of $820,000 to the allowance for bad debts and accounts receivable related to a certain refrigerant product account receivable that was fully reserved for in 1998. Management revised its estimate of the collectibility based on subsequent cash received and estimated value of the underlying collateral. The recovery included cash payments, common stock shares assigned to the Company and security interests in real property. During fiscal year 2000, the Company recorded a $223,000 reduction in Selling, General and Administrative expenses based on management's estimate of future recovery related to the receivable.

     (F) CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents were $167,527 and $1,244,649 on September 30, 2000 and 1999, respectively, and consisted of short-term money market accounts.

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

     (I) INTANGIBLES

         Intangibles consist primarily of goodwill, which represents the excess of purchase price over fair value of net assets acquired, and is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. Accumulated goodwill amortization was $324,454 and $237,285 at September 30, 2000 and 1999, respectively.

         The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. During fiscal year 2000, the goodwill associated with the discontinued operations of e-solutions Marketing, Inc. was written down to reflect the net realizable value. See Note 8 - Discontinued Operations for additional information.

     (J) DUE FROM OFFICER

          Due from officer at September 30, 1999 represents advances to an executive officer of the Company. The non-interest-bearing advance was converted to an interest-bearing, secured note (7%) during fiscal 1999. In January 2000, the officer paid the note in full.

     (K) INCOME TAXES

         Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2000, the Company has net operating loss carryforwards for federal income tax purposes of $7,578,503 and recorded a $300,000 net deferred tax asset (as detailed in Note 7 to the Consolidated Financial Statements).

     (L) INCOME PER SHARE

         Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         The computations of basic and diluted earnings (loss) per share from continuing and discontinued operations for each year are based on the following numerators and denominators.

         The numerator for continuing operations is income (loss) from continuing operations. The numerator for discontinued operations is the aggregate of loss from discontinued operations, net of income taxes, and loss on disposal of discontinued operations.


         The denominator for continuing and discontinued operations is computed as follows:

                                                       2000        1999        1998
                                                     ---------   ---------   ---------
      Denominator for basic earnings per share-
        Weighted average shares ..................   6,673,703   4,989,719   4,989,719

      Effect of dilutive securities:
        Employee stock options ...................     396,725        --
        Warrants .................................      42,780      89,150        --
        Subscription Stock .......................        --        69,788
                                                     ---------   ---------   ---------
      Dilutive potential common shares ...........     439,505     158,938        --

      Denominator for diluted earnings per share -
        Weighted-average shares and assumed
        Conversions ..............................   7,113,208   5,148,657   4,989,719
                                                     =========   =========   =========

         The following stock options and warrants are not included in the diluted earnings per share calculation since in each case the exercise price is greater than the average market price.

                                    2000      1999      1998
                                  -------   -------   -------
         Employee stock options   165,000    98,000   283,500
         Warrants .............      --     300,000      --

     (M) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash equivalents, accounts receivable and accounts payable are reflected in the consolidated financial statements at their respective carrying values, which approximate fair values due to the short-term nature of these instruments. The carrying value of the Company's bank borrowings approximates fair value because such borrowings have variable rates of interest or rates that approximate current market rates.

     (N) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

     (O) STOCK-BASED COMPENSATION

         The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting For Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options to employees at a price equal to or greater than 10% of the market price of the stock at the date, no compensation expense is recorded. The Company, as required, has provided pro forma disclosures of compensation expense as determined under the provisions of SFAS No. 123.

     (P) CONTINGENCIES

         Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

     (Q) RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not believe this will have a material effect on the operations. Implementation of this standard was delayed by the FASB for a 12- month period through the issuance of SFAS No 137 "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No 133". In addition, SFAS 133 was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity." The Company will now adopt SFAS 133, as amended, as required for its first quarterly filing of fiscal year 2001.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB101B that delayed the implementation date of SAB 101 until the quarter ended December 31, 2000 with retroactive application to the beginning of our fiscal year. The Company does not expect the adoption of SAB 101 to have a material impact on its financial position of results of operations.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarified the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting for consequences of various modifications to the terms of a previously fixed stock option or various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN 44 is effective July 1, 2000. The Company does not expect the adoption of FIN 44 to have a material impact on its financial position or results of operations.

(2)  INVENTORIES

          Inventories at September 30, 2000 and 1999 consist of the following:


                                                 2000          1999
                                              ----------    ----------
          Raw materials ..................    $3,264,126    $2,428,007
          Finished goods .................     4,549,548     4,377,485
                                              ----------    ----------

                   Total inventories .....    $7,813,674    $6,805,492
                                              ==========    ==========

          Inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

(3)  PROPERTY AND EQUIPMENT, NET

         Property and equipment at September 30, 2000 and 1999 is summarized as follows:


                                    DEPRECIABLE
                                      LIVES           2000             1999
                                    ----------     -----------      -----------

Machinery and equipment .......     2-10 years     $ 5,166,400      $ 3,776,735
Buildings .....................     39 years         1,602,617             --
Office equipment ..............     2-5 years        1,265,884          991,804
Vehicles ......................     5 years          1,257,591          231,188
Leasehold improvements ........     2-5 years          209,977          174,910
                                                   -----------      -----------
                                                     9,502,469        5,174,637
Accumulated depreciation ......                     (4,488,528)      (3,773,601)
                                                   -----------      -----------
                                                   $ 5,013,941      $ 1,401,036
                                                   ===========      ===========

         Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term.


(4)  ACQUISITIONS

         During the year ended September 30, 2000, EVTC made a number of acquisitions that were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results for each business from the date of acquisition. For each acquisition, the purchase price was allocated to the identifiable tangible and intangible assets. Excess amounts were allocated to goodwill and amortized on a straight-line basis over a period not to exceed 15 years.

         Effective March 24, 2000, EVTC, through its wholly owned subsidiary, e-solutions, acquired afreegift.com, Inc. As a result of this transaction, e-solutions directly marketed business-to-consumer services through its getafreegift.com web site. The total consideration paid for getafreegift.com at the time of acquisition was approximately $0.9 million of which $0.8 million advanced to e-solutions prior to the closing of the transaction and $0.1 million was assumed in liabilities. In December 2000, the Company's Board of Directors adopted a plan to discontinue the operations of e solutions Marketing, Inc. The Company initialed a plan to liquidate the tangible assets of this segment as it seeks a strategic alternative for the business concept. Management intends to complete the disposal of the segment within ninety days from the adoption of the liquidation plan. The plan to discontinue this segment is discussed in detail in Note 8 - Discontinued Operations.

         On April 1, 2000, the Company acquired the remaining 50% interest in Liberty Technologies International, Inc. ("Liberty") from Concorde Science and Technology, Inc. ("Concorde"), its previous joint venture partner. For the six months ended March 31, 2000, the Company recorded an $0.09 million investment loss in Liberty. As a result of this transaction, Liberty became a wholly owned subsidiary of EVTC, which changed its method of accounting for Liberty from the equity method to the consolidation method. The acquisition of Liberty enhances the Company's ability to separate mixed refrigerant, which will facilitate better margin potential and provide additional streams of revenue, which reside outside of the normal refrigerant market. The total consideration paid by EVTC for the remaining fifty percent interest in Liberty was approximately $1.6 million. Of the $1.6 million paid, $0.6 million was paid by issuing 60,000 shares of EVTC common stock, $0.4 million in loan cash advances to the joint venture (which occurred in prior periods), and approximately $0.6 million in assumed liabilities. Furthermore, the purchase agreement contained a provision whereby the Company would be obligated to issue additional shares to Concorde in the event that EVTC's common stock was trading at a price lower than $5.00 per share at March 31, 2001.

         Effective May 5, 2000, the Company acquired all the common stock of Refrigerant Management Services, Inc. ("RMS") of Phoenix, Arizona. By virtue of this acquisition, EVTC acquired the dominant refrigerant reclaimer and service provider in the southwestern portion of the United States. Total consideration for the acquisition of RMS at the date of acquisition was approximately $2.5 million, of which approximately $0.5 million was paid by issuing 64,285 shares of EVTC's common stock, $1.4 million was paid in cash, and $0.6 million of liabilities were assumed by the Company. The former shareholders of RMS have rights to additional contingent consideration if they achieve certain financial objectives over the three-year period following the closing date of the acquisition. EVTC recorded approximately $1.3 million in intangibles as a result of this transaction.

         Pro forma results of operations are presented on an aggregate basis because, although pro forma effects are material to the financial statements on an aggregate basis, they do not materially impact the financial statements on an individual basis. Only the Liberty and RMS financial information was included in the pro forma schedule below. Since e-solutions Marketing, Inc. was discontinued, the related financial information was excluded from the schedule below. Pro forma revenue, net loss and loss per share information are presented for the following 12 months ended September 30, assuming these acquisitions occurred on October 1, 2000 and 1999:

                                           2000              1999
                                       ------------      ------------
          Revenue ................     $ 37,691,829      $ 41,126,336
          Net Loss ...............         (503,564)         (301,121)
          Loss Per Share .........     $      (0.08)     $      (0.06)


         The pro forma financial information does not purport to: (1) indicate what the combined results of operations would have been had the acquisitions occurred at the beginning of the periods presented, or (2) the results of operations that may be obtained in the future. Additionally, the pro forma financial information does not reflect any anticipated cost savings resulting from the integration of the combined companies' operations.

 (5) LONG TERM DEBT

         The Company's revolving line of credit and other debt obligations consisted of the following as of:

                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                  2000                 1999
                                              ------------         -----------

       Note Payable - Chase Bank ...........  $   126,333         $ 9,742,380
       Revolving Credit Agreement - CIT ....    8,327,083                --
       Equipment Term Note - CIT ...........      260,000                --
       Note Payable - Heritage National Bank    1,247,299                --
       Note Payable - Concorde .............       36,032                --
       Note Payable - Navistar .............       33,551                --
       Capital Lease Obligations ...........      213,275                --
                                              -----------         -----------
                Total Notes Payable ........  $10,243,573         $ 9,742,380
                                              ===========         ===========

          NOTE PAYABLE - CHASE BANK
          In December of 1999, the Company entered into an amended and restated promissory note with Chase Bank in the amount of $750,000. Under the terms of the agreement, the first payment of $371,000 was due on January 31, 2000, with subsequent payments of $31,583 payable on a monthly basis beginning February 15, 2000 and ending January 15, 2001. The note bears the interest rate of the Prime rate plus 1.5% (11.0% at September 30, 2000). The balance as of September 30, 1999 represented the outstanding revolving line of credit with Chase Bank that was due on January 15, 1999. The 1999 outstanding amount was refinanced as part of the $12.3 million long-term revolving credit facility with CIT.

          CIT CREDIT FACILITY
          During December 1999, the Company entered into a three-year loan agreement with CIT, which provides for borrowings under a $12.3 million credit facility. Under the terms of the CIT Credit Facility, $12.0 million of the credit facility bears an interest rate of the Prime lending rate plus six tenths of one percent (10.1% at September 30, 2000) and is payable when the CIT Credit Facility's three year term expires. However, since the Company uses the credit facility to fund its working capital needs, it classifies the CIT Credit Facility, in its entirety as a current liability. The CIT Credit Facility is subject to certain financial covenants based on the existing calculated borrowing base and is secured by certain accounts receivable, inventory and property and equipment. At year-end, the Company was in compliance with all covenants.

          The remaining $0.3 million was secured against certain existing fixed assets, bearing interest at the same rate described above and is payable in equal installments over a sixty month period. Currently, the balance is $260,000, of which $60,000 is classified as current and the remaining $200,000 is classified as long-term debt.

          NOTE PAYABLE - HERITAGE NATIONAL BANK
          Effective July 31, 2000, the Company acquired a warehouse facility and office space in Fort Worth, Texas where it will consolidate operations and relocate its corporate headquarters. The total purchase price for the building was approximately $1.6 million, of which $0.3 million was paid immediately upon closing, the remainder of which was financed through a note payable to Heritage National Bank. The note bears interest at the Prime lending rate 1% (10.5% at September 30, 2000) and is payable in monthly installments of $6,944 plus interest over a fifteen year period. The note payable is secured by the warehouse facility and office space.

          NOTE PAYABLE - CONCORDE
          In connection with the April 1, 2000 acquisition of the remaining fifty percent interest in Liberty, EVTC assumed an $87,121 note payable to Concorde. This note payable to Concorde bears interest at the Prime lending rate (9.5% at September 30, 2000) and is payable in twelve equal monthly installments, which will conclude on March 1, 2001. The note payable to Concorde is secured by certain fixed assets acquired through Liberty and is classified as a current liability.

          NOTE PAYABLE - NAVISTAR
          In connection with the May 1, 2000 RMS acquisition, the Company assumed a note payable in the amount of $40,575 payable to Navistar. The note payable to Navistar bears interest at a rate of nine and five tenths percent (9.5%), and is payable in equal monthly installments ending November 1, 2002. Two tank service trucks that were purchased by EVTC when it acquired RMS secure the note payable to Navistar.

          CAPITAL LEASE OBLIGATIONS
          The Company has several non-cancelable commitments under capital leases, primarily RMS service trucks. Capital leases are discussed in detail in Note 11 - Commitments and Contingencies.

         The Company's revolving line of credit and other debt obligations mature as follows during the next five years:

                   YEAR                             AMOUNT
                   ----                          ------------
                  2001                           $  8,679,977
                  2002                           $    188,581
                  2003                                179,560
                  2004                                180,663
                  2005                                143,889
                  Thereafter                          870,903
                                                 ------------
                  Total                            10,243,573
                  Less current portion             (8,679,977)
                                                 ------------
                  Total long-term debt           $  1,563,596
                                                 ============


(6)  CASH FLOWS

         Cash paid during fiscal 2000, 1999 and 1998 for interest and income taxes is as follows:


                                                       2000         1999           1998
                                                    ----------   ------------   ----------
          SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
          Interest ..............................   $  834,412   $  1,014,677   $1,088,241
                                                    ==========   ============   ==========

          Income taxes ..........................   $    6,309   $     25,014   $  261,097
                                                    ==========   ============   ==========

          SUPPLEMENTAL SCHEDULE OF NONCASH
          INVESTING AND FINANCING ACTIVITIES:
          Capital expenditures financed with debt   $1,250,000           --           --
                                                    ==========   ============   ==========

          Common stock issued in conjunction with
          acquisitions (see note 4) .............   $1,054,063           --           --
                                                    ==========   ============   ==========

          During fiscal 1999 the Company recorded a receivable for subscribed stock totaling $594,600. This amount was received in December 1999. Also, the Company recorded an unrealized loss of $20,468 in 2000 while an unrealized gain on stock securities of $54,460 was recorded in 1999.

(7)  INCOME TAXES

          Total income tax expense (benefit) for the years ended September 30, 2000, 1999 and 1998 is allocated as follows:

                                                     2000       1999            1998
                                                    ------   -----------    -----------
          Income from continuing operations ....... $ --     $  (300,000)   $(1,005,858)

          Discontinued operations - loss from
               Discontinued operations ............   --            --             --
                                                    ------   -----------    -----------
                                                    $ --     $  (300,000)   $(1,005,858)
                                                    ======   ===========    ===========

          The components of income tax expense (benefit) from continuing operations for the years ended September 30, 2000, 1999 and 1998 are as follows:

                               2000           1999           1998
                            -----------    -----------    -----------
          Current:
             Federal ....   $      --      $      --      $(1,677,451)
             State ......          --             --           60,000
                            -----------    -----------    -----------

                                   --             --       (1,617,451)
                            -----------    -----------    -----------
          Deferred:
             Federal ....          --         (252,000)       587,354
             State ......          --          (48,000)        24,239
                            -----------    -----------    -----------
                                   --         (300,000)       611,593
                            -----------    -----------    -----------
                            $      --      $  (300,000)   $(1,005,858)
                            ===========    ===========    ===========

          Income tax expense (benefit) attributable to continuing operations for the years ended September 30, 2000, 1999 and 1998 differed from the expected income tax expense (computed by applying the U.S. Federal income tax rate to income (loss) from continuing operations before income taxes) as a result of the following:


                                                2000           1999           1998
                                             -----------    -----------    -----------
          Computed "expected" income
              Tax expense (benefit) ......   $    44,220    $    57,667    $(2,105,823)
          State income taxes, net of
              Federal benefit ............          --          (31,968)        55,598
          Change in deferred tax net asset
              Valuation allowance ........      (107,575)      (378,532)       935,679
          Other ..........................        63,355         52,833        108,688
                                             -----------    -----------    -----------
                                             $      --      $  (300,000)   $(1,005,858)
                                             ===========    ===========    ===========

          The temporary differences that give rise to a significant portion of deferred tax assets and liabilities (continuing and discontinued operations) as of September 30, 2000 and 1999 are as follows:


                                                                           2000           1999
                                                                        -----------    -----------
          Deferred tax assets:
              Allowance for bad debts ...............................   $   381,912    $   381,912

              Net operating loss carryforwards ......................     2,576,691      2,646,764


              Other .................................................        20,460         11,990
                                                                        -----------    -----------

                     Gross deferred tax assets ......................     2,979,063      3,040,666
          Valuation allowance .......................................    (2,548,187)    (2,655,762)
                                                                        -----------    -----------

                     Deferred tax assets - net of valuation allowance       430,876        384,904
                                                                        -----------    -----------

          Deferred tax liabilities - Plant & Equipment ..............       107,872         61,900
                                     Other ..........................        23,004         23,004
                                                                        -----------    -----------
          Gross Deferred Tax Liabilities ............................       130,876         84,904
                                                                        -----------    -----------

                     Net deferred tax assets ........................   $   300,000    $   300,000
                                                                        ===========    ===========


          The decrease in the valuation allowance for deferred tax assets as of September 30, 2000 was $107,575. The net change in the total valuation allowance for the year ended September 30, 1999 was a decrease of $378,532. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the prior year loss and the unpredictable nature of the markets, the Company operates in, Management recorded a valuation allowance of $2,548,187 at September 30, 2000 for the portion of the deferred tax asset and Net Operating Losses not expected to be realized in fiscal 2000.

          At September 30, 2000, the Company has net operating loss carryforwards for federal income tax purposes of $7,578,503 which are available to offset future federal taxable income through 2020.


(8)  DISCONTINUED OPERATIONS

          e SOLUTIONS MARKETING, INC. BUSINESS SEGMENT

          During December 2000, the Company's Board of Directors adopted a plan to discontinue the operations of e solutions Marketing, Inc., its segment that directly marketed business to consumer services via the Internet. The Company has initiated a plan to liquidate the tangible assets of this segment as it seeks a strategic alternative for the business concept. Management intends to complete the disposal of the segment within ninety days from the adoption of the liquidation plan. e solutions Marketing, Inc. was acquired in March 2000 and is discussed in Note 4 - Acquisitions.

          The Company has presented the accompanying fiscal year 2000 statement of operations to report the operating results of the e solutions Marketing, Inc. segment as discontinued operations. Furthermore, the consolidated balance sheet at September 30, 2000, has been presented to segregate the assets and liabilities of the discontinued operations.



                                                       2000
                                                     ---------
                 Revenue .........................   $    --
                                                     =========


                 Loss from discontinued operations   $(750,576)
                 Income tax benefit ..............   $    --
                                                     ---------


                 Loss from discontinued operations   $(750,576)
                                                     =========

          Assets and liabilities of the business to consumer marketing segment are as follows:


                                                       2000
                                                     ---------
                 Assets:                             $  23,337
                                                     =========
                 Liabilities:
                 Accounts payable                    $ 353,331
                                                     =========


          At September 30, 2000, the remaining non-cash assets of e solutions Marketing, which were comprised of goodwill, gift inventory, web site development costs and certain pieces of machinery and equipment were written down from $1.0 million to $0.0 to reflect the net realizable value of such assets. Additional costs of approximately $0.2 million were recorded based on management's estimates of the final dissolution costs.

          RECYCLING AND RECOVERY EQUIPMENT BUSINESS SEGMENT

          During July 1998, the Company's Board of Directors adopted a plan to discontinue its Recycling and Recovery Equipment business segment. The Company has initiated a liquidation program to sell all assets of the segment. Management intended for the disposal of the segment to be completed by June 30, 1999 (the Phase-Out Period), however during fiscal 1999 those estimates were revised to June 30, 2000. In fiscal 1998, loss on discontinued operations included a $0.5 million charge for future operating results through the phase-out period and a write down of $4.8 million to inventory, accounts receivable, leasehold improvements, and equipment to estimated net realizable values. In fiscal 1999, the Company had liquidation revenues of $1.2 million and incurred direct costs of $0.4 million. During July 2000, the Company wrote down the remaining assets by approximately $0.4 million to reflect the salvage value of such assets to effectively complete the plan to discontinue the Recycling and Recovery Equipment segment, which was adopted in 1998.

                                         2000           1999         1998
                                      -----------   -----------   -----------
Revenues ............................ $   585,411   $ 1,245,325   $ 1,435,350
                                      ===========   ===========   ===========

Loss before income taxes ............ $      --     $      --     $(1,024,840)
Income tax benefit .................. $      --     $      --     $      --
                                      -----------   -----------   -----------
Loss from discontinued operations ... $      --     $      --     $(1,024,840)
                                      ===========   ===========   ===========

Assets and liabilities of the discontinued Recycling and Recovery
Equipment business segment are as follows:


                                         2000          1999
                                      -----------   -----------
Assets:
    Accounts receivable ............. $   116,676   $   209,122
    Inventories .....................     254,510       877,121
    Equipment and other .............        --          12,517
                                      -----------   -----------
                                      $   371,186   $ 1,098,760
                                      ===========   ===========


Liabilities:

    Accrued Liabilities .............                                 304,209
                                                    -----------   -----------
                                                                  $   304,209
                                                    ===========   ===========

(9)  STOCK OPTIONS

     (A) EMPLOYEE

         The Company has three stock option plans (the Option Plans). Two of the plans reserve 500,000 shares each and the third plan reserves 1,000,000 shares of common stock for issuance upon the exercise of options designated as either (a) incentive stock options (ISOs) under the Internal Revenue Code of 1986, as amended, or (b) non-qualified options. ISOs may be granted under the Option Plans to employees and officers of the Company. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. The options are exercisable for a period that ends five years from the date the options become exercisable.

         Transactions relating to the Option Plans for the years ended September 30, 2000, 1999 and 1998 are summarized as follows:


                                2000                1999                1998
                         ------------------- ------------------- -------------------
                           WEIGHTED AVERAGE    WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                    EXERCISE            EXERCISE            EXERCISE
                          SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                         --------    -----   --------    -----   --------    -----
Outstanding at
    beginning of year     436,500    $1.82    283,500    $7.15    316,500    $7.56
Granted ..............    748,500     6.29    380,500      .76    100,000     5.10
Exercised ............   (280,889)     .92       --       --         --       --
Forfeited ............    (96,774)    4.31   (227,500)    6.69   (133,000)    6.58
                         --------    -----   --------    -----   --------    -----

Outstanding at end of
    Year .............    807,337     5.97    436,500    $1.82    283,500    $7.15
                         ========    =====   ========    =====   ========    =====



Options exercisable at
    year end .........     30,464    $3.99    101,000    $5.59    160,500    $8.03
                         ========    =====   ========    =====   ========    =====

Weighted average
    fair value of
    options granted
    during the year ..               $6.05               $0.60               $1.52
                                     =====               =====               =====

         The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions. Expected life of 5.0 years; expected volatility of 110% in 2000, 70%
          in 1999 and 48% in 1998; expected dividend yield of 0%; and risk-free interest rate of 5.8% in 2000, 5.88% in 1999 and 4.25% in 1998.





              THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                           EVTC, INC. AND SUBSIDIARIES

                                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                             AT SEPTEMBER 30, 2000               AT SEPTEMBER 30, 2000
                                       -----------------------------------  ---------------------------------
                                          WEIGHTED
                                           AVERAGE           WEIGHTED                               WEIGHTED
 RANGE OF/OR                              REMAINING          AVERAGE                                AVERAGE
  EXERCISE               NUMBER          CONTRACTUAL         EXERCISE             NUMBER            EXERCISE
    PRICE              OUTSTANDING          LIFE              PRICE             EXERCISABLE          PRICE
- ---------------    ------------------  ----------------  -----------------  -------------------  --------------
$ .50 - $2.00           163,837             8.62             $   .98              19,464             $  .68
$5.00 - $6.00           517,500             9.28                5.99                -0-                -0-
$7.50 - $13.00          126,000             8.82               12.07              11,000               9.83
                        -------                                                   ------
                        807,337             9.08             $  5.97              30,464             $ 3.99
                        =======                                                   ======


         The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans and stock purchase plans in its consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) from continuing operations would have been changed to the pro forma amounts as indicated below (in thousands of dollars, except per share amounts):


                                          2000         1999        1998
                                        ---------    ---------   ---------
     Net income (loss):
         As reported ................   $     130    $     470   $  (5,188)
         Pro forma ..................        (778)         385      (5,284)
     Diluted income (loss) per share:
         As reported ................   $     .02    $     .09   $   (2.30)
         Pro forma ..................        (.11)         .07       (2.32)


         The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future results.


     (B)  NONEMPLOYEE

         On September 16, 1998 the Company executed an agreement with Colmen Capital Advisors, Inc. ("Colmen") to provide certain business improvement services to the Company over a one-year period ("Colmen Agreement"). Pursuant to the Colmen Agreement, services included, among others, establishing a strategic business plan, developing an annual operating plan, implementing day-to-day business and management accountability, formulating a corporate financing structure and implementing a strategic acquisitions and mergers program. Pursuant to the Colmen Agreement the Company paid Colmen $17,500 each month (subsequently increased in November 1998 to $30,000 each month) for these services, and was to grant Colmen options to acquire 500,000 shares of common stock. In addition, the Company agreed to issue options to acquire 500,000 common shares six months and one day from the Colmen Agreement date. On June 28, 1999 the Company reached an agreement on the termination of the contract with Colmen. Under the agreement, the Company paid Colmen a termination fee of $330,000 and Colmen forfeited all options.

         On January 11, 1999 the Board of Directors passed a resolution to issue all outside Board members options for 5,000 shares of the Company's common stock for serving on the Company's Board of Directors.

(10)     OPERATING SEGMENTS

         The Company, as a result of the Board of Directors plan to discontinue of e solutions marketing, Inc., has two operating reportable segments: refrigerant and ballast recycling. The refrigerant segment is engaged in the marketing and sale of refrigerants, as well as performing refrigerant reclaiming services. The ballast-recycling segment is engaged in the recycling and disposal of fluorescent lighting ballasts. Amounts under the Corporate caption are items not directly attributable to a segment or items not allocated to the operating segment in evaluating their performance.

         The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations..

         There have been no intersegment sales for the years-ended September 30, 2000, 1999 and 1998.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.


                                           REFRIGERANT       BALLAST
                                             PRODUCT        RECYCLING      CORPORATE      CONSOLIDATED
                                           ------------    ------------   ------------    ------------
YEAR ENDED SEPTEMBER 30, 2000:
  Revenues from external customers .....   $ 32,473,559    $  3,767,342   $       --      $ 36,240,901


  Interest income ......................         33,469           2,517          4,742          40,728


  Interest expense .....................        724,243          46,976         63,193         834,412

  Depreciation and
    amortization expense ...............        752,252          90,231          6,600         849,083

  Equity in the income of investees
   accounted for by the equity method ..           --              --           85,392          85,392

  Segment income (loss), before
   income taxes ........................        749,674         151,487       (771,103)        130,058

  Segment assets .......................     20,621,180       1,464,287      2,421,717      24,507,184

  Investment in equity method
    Investees ..........................           --              --             --              --

  Expenditures for segment assets ......      1,318,881          35,968        352,617       1,707,466

YEAR ENDED SEPTEMBER 30, 1999:
  Revenues from external customers .....   $ 34,896,973    $  3,834,710   $       --      $ 38,731,683

  Interest income ......................         92,841           4,282         30,973         128,096

  Interest expense .....................           --              --        1,014,677       1,014,677

  Depreciation and
    amortization expense ................        556,734         111,084           --           667,818

  Equity in the income of investees
   accounted for by the equity method ..           --              --           20,687          20,687

  Segment income (loss), before
   income taxes ........................      1,857,460         210,042     (1,897,894)        169,608

  Segment assets .......................     17,306,583       1,679,831      1,864,634      20,851,048

   Investment in equity method
    Investees ..........................           --              --          402,604         402,604

  Expenditures for segment assets ......        316,810          57,307           --           374,117

                                           REFRIGERANT       BALLAST
                                             PRODUCT        RECYCLING      CORPORATE      CONSOLIDATED
                                           ------------    ------------   ------------    ------------
YEAR ENDED SEPTEMBER 30, 1998:
   Revenues from external customers ....     34,482,160       4,001,010           --        38,483,170

   Interest income .....................         56,033            --           (1,291)         54,742

   Interest expense ....................           --              --        1,088,241       1,088,241

   Depreciation and
    amortization expense ...............        651,152         134,043           --           785,195


 Segment income (loss), before
   income taxes ........................     (4,472,781)        317,962     (2,038,780)     (6,193,599)

  Segment assets .......................     16,760,761       1,488,611      3,714,648      21,964,020

  Investment in equity method investees            --              --          547,786         547,786

  Expenditures for segment assets ......        207,116          69,836           --           276,952


RECONCILIATION OF CONSOLIDATED:


           ASSETS                            2000                   1999                 1998
- ---------------------------------------------------------------------------------------------------
Total Assets for reportable segments    $  24,507,184          $  20,851,048         $  21,964,020
Assets of discontinued operations             394,523              1,098,760             1,596,948
                                        -------------          -------------         -------------
  Consolidated Assets                   $  24,901,707          $  21,949,808         $  23,560,968
                                        =============          =============         =============

          With the exception of the reconciliations shown the above totals represent consolidated total amounts.

          All revenues and long-lived assets of the Company are attributable to and reside domestically.

          In 2000, one customer accounted for 10% of the Company's total consolidated revenues. No individual or related group of customers accounted for more than 10% of the Company's total consolidated revenues in 1999 or 1998.

 (11)  COMMITMENTS AND CONTINGENCIES

     (A)  COMMITMENTS

          The Company leases its New Jersey office and warehouse facilities from its principal shareholder at an annual cost of $120,000 in fiscal 2000, 1999 and 1998. The Company also leases other operating and office facilities pursuant to operating leases expiring through 2005. The Company has several non-cancelable commitments under capital leases, primarily RMS service trucks.

          The following is a schedule of future minimum rental payments under operating and capital leases:

                                                        OPERATING      CAPITAL
                                                        ----------    ---------
          2001                                          $  426,220    $  45,776
          2002                                             382,863       45,776
          2003                                             307,067       45.776
          2004                                             144,428       45,776
          2005                                              20,489       41,958
                                                        ----------    ---------
          Total minimum lease payments                  $1,281,067      270,838
                                                        ==========
          Less amount representing interest                             (57,563)
                                                                      ---------
          Present value of net minimum lease payments                 $ 213,275
                                                                      =========


         Total rental expense was $612,913, $556,865 and $606,708 for the years ended September 30, 2000, 1999 and 1998, respectively.

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

          The Company's ballast recycling subsidiary has obtained approval from the EPA as a qualified recycler of waste materials. In connection therewith, the Company entered into an agreement with the EPA to set aside in a Closure Trust Fund, beginning in 1994, approximately $112,500 (annually adjusted for inflation), which was payable over a three-year period in equal annual installments of $37,500. The purpose of this fund is to accumulate resources required to clean up the Company's recycling facility upon closure. As of September 30, 2000, the Company has fully funded this obligation. The Company does not expect any significant cleanup costs in connection with the closure of its facility.

         During fiscal 2000, the Internal Revenue Service (IRS) imposed an excise tax levy in regards to imported refrigerant in fiscal year 1994. While the Company disagrees with the levy imposed by the IRS, it has accrued the entire amount of $0.4 million.

(12) EQUITY

         COMMON STOCK

          In March 2000, the Company entered into an agreement with several investors to issue 200,000 shares of the Company's unregistered common stock at a price of $4.50 per share. The proceeds from such stock issuance were received in March and April 2000.

          On October 1, 1999 the Company's board of directors voted to sell and issue up to one million shares of restricted Section 144 common stock to several private investors for the sole purpose of providing working capital and short term financing that would be required if the Company was successful in acquiring e solutions Marketing, Inc. See Note 4 - Acquisition for additional information regarding e solutions. The selling price of such stock was set at approximately 85% of the prior 5 days average closing price on October 1, 1999 or $1.00 per share. In conjunction with the execution of the formal agreement to purchase e solutions, the Company issued an aggregate of 750,000 shares for $750,000 (or $1.00 per share). The funding from the stock sale occurred during March 2000.

          On July 20, 1999 the Company's board of directors authorized the Company to sell 792,800 shares of restricted Section 144 common stock to a private investor. The Company entered into an agreement to sell the 792,800 shares of its common stock to the private investor on August 9, 1999. In December 1999, the Company received the cash payment for the subscription stock issued. The Company used these funds for working capital and other general corporate purposes.

          WARRANTS
          In fiscal 1999, the Company issued warrants to Chase Bank to purchase 300,000 shares of the Company's common stock at a price of $1.40 per share. The Company registered the warrants on Form S-3 in January 2000. The Company received cash payment for the stock in March 2000.

                                                                     SCHEDULE II
                           EVTC, INC. AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                         ADDITIONS       OTHER
                           BEGINNING     CHARGED TO   ADDITIONS OR     ENDING
                            BALANCE       EXPENSE     (DEDUCTIONS)     BALANCE
                          -----------   -----------   -----------    -----------
Allowance for doubtful
 accounts:
  Continuing Operations:


      2000                $ 1,210,723   $    77,080   $  (257,796)   $ 1,030,007

      1999                  1,512,868       250,975      (553,120)     1,210,723

      1998                    177,430     1,524,723      (189,285)     1,512,868

Discontinued Operations:

      2000                $   417,895   $      --     $   100,235    $   518,130


      1999                    418,695          --            (800)   $   417,895

      1998                    140,000       278,695          --          418,695

Reserve for inventory
 obsolescence:
Continuing Operations:

      2000                  $      --     $      --     $      --      $      --


      1999                         --            --            --             --

      1998                         --            --            --             --

Discontinued Operations:

      2000                $ 3,760,861   $      --     $   288,557    $ 4,049,418


      1999                  5,876,344          --      (2,115,483)     3,760,861

      1998                  1,185,000     4,796,005       104,661      5,876,344

Valuation allowance for
  deferred tax asset:


      2000                $ 2,655,762   $      --     $  (107,575)   $ 2,548,187


      1999                  3,034,294          --        (378,532)     2,655,762


      1998                       --            --       3,034,294      3,034,294

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

           None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company as of September 30, 2000 were:


            NAME                         AGE                   POSITION

     George Cannan, Sr.                   57           Chairman, Chief Executive
                                                       Officer and Director

     David A. Keener                      36           President

     Timothy J. Hinkhouse                 31           Chief Financial Officer

     Jason S. McCann                      31           Executive Vice President

     Caroline Costante                    38           Secretary

     John Stefiuk                         49           Director

     John D. Mazzuto                      52           Director

     Robert J. Casper                     57           Director

     Laurie G. Kahn                       46           Director

     Scott L. Sakoff                      40           Director

     Edward A. Sakoff                     69           Director

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

DAVID A. KEENER joined the Company in 1998 as its Chief Financial Office and became President in 2000. Mr. Keener is a Certified Public Accountant. Prior to joining the Company, Mr. Keener was President of Dual-Heat LTD from April 1996 to January of 1998; Business Control Manager of Sensormatic Electronics Corporation from June 1994 to April 1996; and Audit Manager with Deloitte & Touche, LLP from January 1988 to May 1994.

TIMOTHY J. HINKHOUSE joined the Company in 2000 as the Chief Financial Officer. He most recently served as Chief Financial Officer of Gemmy Industries Corporation privately held international corporation. In addition, he has over five years of experience with the accounting firm of Deloitte & Touche, LLP., where his experience related primarily to larger Security and Exchange Commission engagements and public offerings.

JASON S. MCCANN joined the Company in 2000 as its Executive Vice President. Mr. McCann is responsible for EVTC's strategic planning. Mr. McCann has a diverse background and experience that includes Internet start-up, business development, marketing and management. He most recently served as President of a privately held business to consumer retailer of seasonal merchandise and home decor. Prior to Mr. McCann's e-commerce endeavors, Mr. McCann served as Director of Marketing for DSI Toys, a publicly traded toy marketing company.

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

LAURIE G. KAHN is the founder and president of Media Staffing Network, Inc. Media Staffing Network, Inc. was the first staffing company that caters exclusively to media sales and associated departments for both temporary and permanent hiring for the cable, interactive, print, radio and television industries. Ms. Kahn has more than 20 years experience in media including sales, management and director/executive roles within the radio industry.

SCOTT L. SAKOFF is the President/CEO of afreegift.com. Prior to forming afreegift.com, Mr. Sakoff founded and directed the growth of Access Media & Marketing Services, Inc., a nationally recognized Media Management firm serving Retail and Direct Response Marketers. Mr. Sakoff has developed Advertising/Direct Marketing programs and consulted for clients such as Toshiba, Sony, CBS TV, Telemundo (Spanish TV Network), Nationwide Auto Insurance and leading National retailers such as Play It Again Sports and USA Baby. He has 20 years of hands on management and account development experience in the Advertising/Marketing field.

EDWARD A.SAKOFF began his career as a United States Marine. After serving his country, Mr. Sakoff embarked upon a 40-year career in the television and marketing industries. Mr. Sakoff produced programs and commercials. He also developed a direct mail program used in the automotive industry. Mr. Sakoff served as Vice President of a jewelry manufacturing firm, handling all aspects of marketing. In addition, Mr. Sakoff has served as a board member for numerous companies.

INFORMATION CONCERNING BOARD

The Board of Directors met two times during the 2000 fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth, compensation for the Company's Chairman and Chief Executive Officer ("CEO") and each officer that earned over $100,000 during such years (the "Named Executives"):


                                                                  STOCK OPTIONS
  NAME AND PRINCIPAL POSITION       YEAR    SALARY ($)  BONUS ($)   (SHARES)
- --------------------------------   ------  ----------- -----------  --------
George Cannan, Sr.
    Chairman/CEO                    2000    $ 220,000      (1)         9,000
                                    1999    $ 200,000      (1)         - 0 -
                                    1998    $ 200,000      (1)         - 0 -

David A. Keener
    President                       2000     $150,000                125,000
                                    1999     $123,077      (1)        45,000
                                    1998     $ 85,998      (1)           -0-


(1) Represents less than 10% of the Executive's compensation.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth stock options granted to the Chairman and Chief Executive Officer ("CEO") and Named Executives as of September 30, 2000.

                              NUMBER OF OPTIONS       % OF TOTAL OPTIONS
                            GRANTED IN FISCAL YEAR   GRANTED TO EMPLOYEES
                             SEPTEMBER 30, 2000         IN FISCAL YEAR       EXERCISE    EXPIRATION   GRANT
      NAME                           (#)              SEPTEMBER 30, 2000     ($/SHARE)      DATE      VALUE $
- -------------------------   ----------------------   --------------------    ---------   ----------   --------
George Cannan, Sr                     9,000                    1.2%           $ 0.625     02/16/09    $  5,625

David Keener                         25,000                    3.3%           $  1.31     09/28/09    $ 30,750

David Keener                        100,000                   13.4%           $  6.00     01/08/10    $564,000

OPTION EXERCISES DURING, AND STOCK OPTIONS HELD AT END OF FISCAL 2000

The following table indicates the total number and value of exercisable stock options held by the Named Executives as of September 30, 2000.

                                                                                      VALUE OF UNEXERCISED
                                     NUMBER OF UNEXERCISED                            IN-THE-MONEY OPTIONS
                                   OPTIONS AT FISCAL YEAR END                        AT FISCAL YEAR END (1)
                         ----------------------------------------------  ------------------------------------------
         NAME                  EXERCISABLE            UNEXERCISABLE            EXERCISABLE         UNEXERCISABLE
- ---------------------    ----------------------  ----------------------  ----------------------  ------------------
George Cannan, Sr.                6,000                   3,000                 $ 21,000                $  10,500

David Keener (2)                      0                 115,000                        0                 $402,500

(1) Based on the last sale price for the Company's Common Stock on September 30, 2000 of $3.50 per share, as reported by NASDAQ.

(2)   10,000 shares were exercised during fiscal year 2000.

STOCK OPTION PLANS

The Company maintains stock option plans designated as the 1992 Stock Option Plan (the "1992 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 2000 Stock Option Plan (the "2000 Plan"). The 1992 and 1996 Plans each reserve 500,000 shares each for issuance, while the 2000 Plan reserves 1,000,000 shares of the Company's Common Stock for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, amended (the "Code") or (ii) non-qualified options. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company's Common Stock.

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

EMPLOYMENT AGREEMENTS

David Keener, the Company's President, is subject to the terms of an employment agreement whereby Mr. Keener is entitled to receive a base compensation of $150,000, bonus and benefits compensatory with other executive officers of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2000, the name and number of shares of Common Stock held by each person known to the Company to own beneficially more than five percent (5%) of the Company's Common Stock and the number of shares owned by each director and executive officer of the Company and all directors and executive officers as a group. Each of the following has an address c/o Environmental Technologies Corp., 3125 Bolt Street, Fort Worth, Texas, 76110. All shares are owned directly by the named person.


                                        NUMBER OF
            NAME                       SHARES OWNED         PERCENT OF CLASS(1)
- ------------------------------       ----------------       -------------------
George Cannan, Sr.                         605,335 (2)                8.1%

Caroline Costante                          127,761                    1.7%

David Keener                               167,800 (3)                2.2%

Timothy J. Hinkhouse                        75,000 (4)                1.0%

John Stefiuk                                65,000 (5)                0.9%

John Mazzuto                                29,115                    0.4%

Robert Casper                               15,000                    0.2%

Jason McCann                                 1,700                      *

Edward A. Sakoff                               -                        *

Scott Sakoff                                   -                        *

Laura G. Kahn                                  -                        *

All Directors and Officers as
  a Group (6 persons)                    1,086,711                   14.2%

- ----------

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

(2) Includes 9,000 shares of Common Stock issuable upon the exercise of stock options (6,000 of which are presently exercisable).

(3) Includes 115,000 shares of Common Stock issuable upon the exercise of stock options (none are presently exercisable).

(4) Includes 75,000 shares of Common Stock issuable upon the exercise of stock options (none of which are presently exercisable).

(5) Includes 10,000 shares of Common Stock issuable upon the exercise of stock options, which are presently Exercisable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's refrigerant packaging and distribution operations are located in a 21,000 square foot building situated at 550 James Street, Lakewood, New Jersey 08701. The building is leased at a rental of $10,000 per month from George Cannan, Sr., the Company's founder, Chairman and principal stockholder, pursuant to 5-year lease. The Company believes that the terms of such lease are at least as favorable as those that it could obtain from a non-affiliated third party.

As of September 30, 1999, the Company had a $371,016 note receivable from George Cannan. This note receivable did bear an interest rate of 7% per annum and was secured by the 21,000 square foot building located at 550 James Street in Lakewood New Jersey. In January 2000, Mr. Cannan repaid the Company the note receivable in full and the Company continues to lease the building at a rate of $10,000 per month. This lease will expire December 31, 2004.

ITEM 14.         EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT      DESCRIPTION



         21.1         Subsidiaries of Registrant

         23.1         Consent of KPMG LLP

         23.2         Consent of BDO Seidman, LLP

         27           Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fort Worth, State of Texas on the 27th day of December, 2000.

                                EVTC, INC.

                                BY: /s/ GEORGE CANNAN, SR.
                                ----------------------------------
                                        GEORGE CANNAN, SR., Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated:



                SIGNATURE                                  TITLE                                    DATE
      ------------------------------------     -------------------------------------         -----------------

      /s/ GEORGE CANNAN, SR.                   Chairman, Chief Executive Officer and         December 29, 2000
      ------------------------------------     Director
          GEORGE CANNAN, SR.


      /s/ DAVID KEENER                         President                                     December 29, 2000
      ------------------------------------
          DAVID KEENER


      /s/ TIMOTHY J. HINKHOUSE                 Chief Financial Officer                       December 29, 2000
      -------------------------------------
          TIMOTHY J. HINKHOUSE


      /s/ JOHN STEFIUK                         Director                                      December 29, 2000
      ------------------------------------
          JOHN STEFIUK


      /s/ JOHN MAZZUTO                         Director                                      December 29, 2000
      ------------------------------------
          JOHN MAZZUTO


      /s/ ROBERT CASPER                        Director                                      December 29, 2000
      ------------------------------------
          ROBERT CASPER


      /s/ LAURIE G. KAHN                       Director                                      December 29, 2000
      -----------------------------------
          LAURIE G. KAHN


      /s/ SCOTT L. SAKOFF                      Director                                      December 29, 2000
      -------------------------------------
          SCOTT L. SAKOFF


      /s/ EDWARD A, SAKOFF                     Director                                      December 29, 2000
      ------------------------------------
          EDWARD SAKOFF

                                INDEX TO EXHIBITS

                    EXHIBIT NO.           DESCRIPTION

                      21.1         Subsidiaries of Registrant

                      23.1         Consent of KPMG LLP

                      23.2         Consent of BDO Seidman, LLP

                      27           Financial Data Schedule