Form 10-Q
period 2000-12-31
EVTC INC
filed 2001-02-14
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-Q

        [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 For the Quarterly
             Period Ended December 31, 2000

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

             COMMISSION FILE NUMBER 0-20986


                                   EVTC, INC.
               (Exact name of issuer as specified in its charter)


             DELAWARE                                       22-3005943
---------------------------------               --------------------------------
  (State or other Jurisdiction                           (I.R.S. Employer
of incorporation or Organization)                       Identification No.)

         3125 Bolt Street
        Fort Worth, Texas                                     76110
---------------------------------               --------------------------------
 (Address of Principal Executive                            (Zip Code)
             Offices)

                                  (817)759-8900
                     ---------------------------------------
                      (Issuer's Telephone Number, Including
                                   Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [X] Yes   [ ] No


The number of shares outstanding 7,444,283 February 5, 2001.


                               PAGE 1 OF 14 PAGES.
                             THERE ARE NO EXHIBITS.

                           EVTC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                 DECEMBER 31,     SEPTEMBER 30,
                                                 ------------------------------
      ASSETS                                      (UNAUDITED)
                                                      2000             2000
                                                 ------------------------------
 Current Assets:
  Cash and cash equivalents ................     $    222,000      $    262,644
  Marketable securities ....................           33,992            33,992
  Accounts receivable, net .................        5,788,494         7,085,873
  Deferred income taxes ....................          723,708           300,000
  Inventories ..............................        8,071,970         7,813,674
  Other current assets .....................          773,233           588,608
  Assets of discontinued operations ........          324,247           394,523
                                                 ------------------------------
      Total current assets .................       15,937,644        16,479,314

  Property and equipment, net ..............        5,247,626         5,013,941
  Goodwill, net ............................        2,449,555         2,597,573
  Investments and other assets .............          899,660           810,879
                                                 ------------------------------
      Total assets .........................     $ 24,534,485      $ 24,901,707
                                                 ==============================

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long term debt ........     $  8,326,656      $  8,679,977
  Accounts payable .........................        3,584,588         2,603,059
  Liabilities of discontinued
  operations ...............................          331,156           353,331
  Accrued liabilities ......................        2,139,387         2,290,055
                                                 ------------------------------
      Total current liabilities ............       14,381,787        13,926,422

Long term debt .............................        1,566,853         1,563,596
                                                 ------------------------------
      Total Liabilities ....................       15,948,640        15,490,018

Stockholders' Equity
  Common stock .............................           74,443            74,443
  Paid-in-capital ..........................       15,435,375        15,435,375
  Accumulated other comprehensive
  income ...................................           33,992            33,992
  Accumulated deficit ......................       (6,957,965)       (6,132,121)
                                                 ------------------------------
      Total stockholders' equity ...........        8,585,845         9,411,689
                                                 ------------------------------
      Total liabilities and
        stockholders' equity ...............     $ 24,534,485      $ 24,901,707
                                                 ==============================


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED DECEMBER 31,
                                                  ----------------------------
                                                      2000             1999
                                                  ----------------------------

Net sales ....................................    $ 6,258,213      $ 4,774,939
Cost of sales ................................      4,660,445        3,641,774
                                                  ----------------------------
Gross profit .................................      1,597,768        1,133,165

Selling, general and
   administrative expenses ...................      2,598,249        1,594,451
                                                  ----------------------------
     Operating loss ..........................     (1,000,481)        (461,286)

Interest expense .............................        251,656          221,434

Other (income) expense, net ..................         (2,585)          13,429
                                                  ----------------------------
Loss from continuing
     operations before income taxes ..........     (1,249,552)        (696,149)

Income tax benefit ...........................       (423,708)        (236,691)
                                                  ----------------------------
Loss from continuing
     operations ..............................       (825,844)        (459,458)

Discontinued operations:

Loss from discontinued operations,
     net of income taxes .....................           --               --

Estimated loss on disposal of discontinued
     operations, net of income taxes .........           --               --
                                                  ----------------------------

Net income (loss) ............................    $  (822,844)     $  (459,458)
                                                  ============================

Income (loss) per share Basic:
 Continuing operations .......................    $     (0.11)     $     (0.08)
 Discontinued operations .....................           0.00             0.00
                                                  ----------------------------
                                                        (0.11)           (0.08)

Diluted:
 Continuing operations .......................    $     (0.11)     $     (0.08)
 Discontinued operations .....................           0.00             0.00
                                                  ----------------------------
                                                        (0.11)           (0.08)

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED DECEMBER 31,
                                                   2000               1999
                                              -------------------------------
Cash Flows From Operating Activities:
  Net Loss ................................   $  (825,844)        $  (459,458)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
        Depreciation and amortization .....       366,179             150,455
        Provision for bad debts ...........         2,355             (40,120)
    Changes in assets & liabilities:
        Accounts receivable ...............     1,295,024           3,216,893
        Deferred Income Taxes .............      (423,708)           (236,691)
        Income taxes receivable ...........           -0-              58,108
        Inventory .........................      (258,296)         (3,332,510)
        Other assets ......................      (184,625)             14,135
        Accounts payable and accrued
          liabilities .....................       830,861           1,309,371
                                              -------------------------------
Net cash provided by
  continuing operations ...................       801,946             680,183

Net cash provided by
  discontinued operations .................        48,101              80,273
                                              -------------------------------
Net cash provided by operating
  activities ..............................       850,047             760,456

Cash Flows From Investing Activities:
  Capital expenditures ....................      (451,846)            (56,197)
  Change in other assets ..................       (88,781)             39,396
  Advances to Affiliate-PreAcquisition ....           -0-            (250,000)
                                              -------------------------------
Net cash used in investing activities .....      (540,627)           (266,801)

Cash Flows From Financing Activities:
  Payments on notes payable to bank .......      (105,707)         (3,174,332)
  Net repayments on revolving
       credit facility ....................      (184,713)         (2,000,000)
  Payments of other debt ..................       (59,644)                -0-
  Collection of subscription receivable ...           -0-             594,600
  Proceeds from sale of common stock
  and options exercised ...................           -0-              21,854
                                              -------------------------------
Net cash used in financing
  activities ..............................      (350,064)         (2,557,878)
                                              -------------------------------
Net decrease in cash and
  cash equivalents ........................       (40,644)         (2,064,223)
                                              -------------------------------
Cash and cash equivalents - Beginning
  of period ...............................       262,644           2,159,434
                                              -------------------------------
Cash and cash equivalents - End of
  period ..................................   $   222,000         $    95,211
                                              ===============================

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      EVTC, Inc. ("EVTC" or the "Company") was incorporated under the name "Environmental Technologies, Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." EVTC, through its wholly owned subsidiaries, engages in the marketing and sale of refrigerants, refrigerant reclaiming services and recycling of fluorescent light ballasts and lamps. The Company also manufactured and distributed refrigerant recycling and recovery equipment prior to the discontinuation of such operations in July 1998 and the Company marketed business to consumer services via the Internet until its discontinuation in December 2000.

      The consolidated financial statements include the financial statements of EVTC and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

      The unaudited consolidated financial statements should be read in conjunction with the more detailed audited financial statements for the year ended September 30, 2000, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on December 29, 2000. Accounting policies used in the preparation of these consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company's Form 10-K.

      The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001.

NOTE 2. RECENT PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Implementation of this standard was delayed by the FASB for a 12-month period through the issuance of SFAS No 137 "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No 133". In addition, SFAS 133 was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity." The Company adopted SFAS 133, as amended, as required for its first quarterly filing of fiscal year 2001. SFAS 133, as amended, did not have a material effect on the operations of the Company.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB101B that delayed the implementation date of SAB 101 until the quarter ended December 31, 2000 with retroactive application to the beginning of our fiscal year. The adoption of SAB 101 did not have a material impact on its financial position of results of operations.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarified the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting for consequences of various modifications to the terms of a previously fixed stock option or various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN 44 is effective July 1, 2000. The adoption of FIN 44 did not have a material impact on its financial position or results of operations.

                           EVTC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 3. EARNINGS PER SHARE

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period except where their effect is anti dilutive. The average number of common shares outstanding for the three-month period ending December 31, 2000 and 1999 was 7,435,283 and 5,797,010, respectively. The effect of dilutive options and warrants is immaterial.

NOTE 4. INCOME TAXES

Income taxes are accounted in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109"). In accordance with SFAS 109, the Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates to the deferred tax asset or liability is recognized in either income or expense in the period that includes the enactment date.

At September 30, 2000, the Company recorded a deferred tax asset of approximately $3.0 million. This asset consisted mainly of reserves related to bad debts and inventory reported differently for financial reporting purposes, as well as net operating loss carryforwards ("NOL's"). Operating losses sustained in the first three months of fiscal year 2001 resulted in a increase in the company's deferred tax asset to $0.7 million as of December 31, 2000. Due to the valuation placed on such assets, they are reflected on our balance sheet at $0.7 million and $0.3 million on the Company's December 31, 2000 and September 30, 2000 consolidated balance sheets, respectively. The Company has available at December 31, 2000, NOL's, for federal income tax purposes, of $7.6 million which are available to offset future federal taxable income, if any, through 2020.

As a result of the NOL's as discussed above, the Company did not pay cash for income taxes during either the first three months of fiscal 2001 or the corresponding period in the prior year.


NOTE 5. INVENTORIES

Inventories are stated at the lower of cost or market and are comprised of the following:

                                   DECEMBER 31, 2000   SEPT. 30, 2000
                                   -----------------   --------------
Raw Materials                          $3,133,351        $3,264,126
Finished Goods                          4,938,619         4,549,548
                                       ----------        ----------
                                       $8,071,970        $7,813,674
                                       ==========        ==========

                           EVTC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 6. DISCONTINUED OPERATIONS

RECYCLING AND RECOVERY EQUIPMENT SEGMENT
During July of 1998, the Company's board of directors adopted a plan to discontinue its Recycling and Recovery Equipment business segment. The Company initiated a liquidation program to sell all assets of the segment. Management intended for the disposal of the segment to be completed by June 30, 1999 (the Phase-Out Period). However, during fiscal 1999 and, again in fiscal year 2000, those estimates were revised to September 30, 2000.

E-SOLUTIONS MARKETING, INC. SEGMENT
On December 14, 2000, the company's Board of Directors adopted a plan to discontinue the operations of e solutions Marketing, Inc., which was acquired in March 2000. This segment directly marketed business to consumer services via the Internet. The Company has initiated a plan to liquidate the tangible assets of this segment as it seeks a strategic alternative for the business concept. Management intends to complete the disposal of the segment within ninety days from the adoption of the liquidation plan.

For financial statement purposes, the Company accounted for the above segments as discontinued operations in the fiscal year 2001 and 2000 statements of operations. Furthermore, the assets and liabilities of the discontinued operations discussed above have been segregated as of the December 31, 2000 and September 30, 2000 balance sheet.

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects the supplemental cash flow information for the three-month period ending:

                                    DECEMBER 31, 2000     DECEMBER 31, 1999
                                    -----------------     -----------------
Supplemental disclosures of cash
  Flow information:
    Cash paid during the period for:
      Interest                            $251,656             $221,434
                                          ========             ========
      Income taxes                           --                   --
                                          ========             ========

NOTE 8. SEGMENT INFORMATION

The Company has two reportable operating segments: refrigerant and ballast recycling. The refrigerant segment engages in the marketing and sales of refrigerant and refrigerant related services as well as performing refrigerant reclaiming services. The ballast recycling segment engages in the recycling and disposal of fluorescent light ballasts and the brokering of fluorescent lamps for their ultimate disposal. Amounts under the Corporate caption are not directly attributable to a segment or items not allocated to the operating segment in evaluating their performance. There have been no intersegment sales for the three months ended December 31, 2000, and 1999, respectively.

The Company's reportable segment information for three months ended December 31, 2000 and December 31, 1999 is reported as follows:

                                        REFRIGERANT
                                          PRODUCT         BALLAST     CORPORATE     CONSOLIDATED
                                        -----------       -------     ---------     ------------
THREE MONTHS ENDED DECEMBER 31, 2000:

Revenue from external customers .....   $ 5,362,581    $   895,632   $      --      $ 6,258,213

Segment Income/(Loss) before
  Income Taxes ......................    (1,050,028)         7,734      (207,256)    (1,249,552)


THREE MONTHS ENDED DECEMBER 31, 1999:

Revenue from external customers .....     3,932,860        842,079          --        4,774,939

Segment Income/(loss) before
  Income taxes ......................      (394,381)        36,854      (338,622)      (696,149)

NOTE 9. SUBSEQUENT EVENTS

On January 31, 2001, EVTC announced that they had entered into an agreement to acquire privately held Clean Air Refrigerant Recovery & Reclamation, Inc. ("Clean Air"). Clean Air is a regional refrigerant reclamation and recovery provider, headquartered in Norcross, Atlanta.

                           EVTC, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA -
UNAUDITED)

                                          DECEMBER 31, 2000   DECEMBER 31, 1999
                                          -----------------   -----------------

Revenue ..................................    $   6,258          $   4,775
Gross Profit .............................        1,598              1,133
Net loss .................................         (826)              (459)
Basic loss per share .....................         (.11)              (.08)
Diluted loss per share ...................         (.11)              (.08)
Common stock price per share
  High ...................................         3.59               6.72
  Low ....................................          .44               1.03


RESULTS OF OPERATIONS

Management's discussion and analysis of the consolidated results of operations and financial condition should be read in conjunction with the Consolidated Financials and the related Notes.

The Company has two reportable operating segments: refrigerant and ballast recycling. The refrigerant segment engages in the marketing and sales of refrigerant and refrigerant related services as well as performing refrigerant recovery and reclamation services. The ballast recycling segment engages in the recycling and disposal of fluorescent light ballasts and the brokering of fluorescent lamps for their ultimate disposal.

REVENUE

Revenue increased $1.5 million or 31.1% to $6.3 million for the three month period ended December 31, 2000, compared to the same period during the prior fiscal year.

Of the $1.5 million increase in revenue, $0.7 million occurred as a direct result of the inclusion of the operations of Refrigerant Management Services, Inc. ("RMS") which the company acquired during May 2000. The remaining increase occurred as a result of an increase in sales through the Company's automotive refrigerant division combined with a marginal increase in revenue generated from the Company's ballast division.

GROSS MARGIN

Total gross margin increased by $0.5 million to $1.6 million during the first quarter of 2001, an increase of 41.0% compared to gross margin generated in the first quarter of fiscal 2000.

Total gross margin as a percentage of sales increased to 25.5% during the first quarter of fiscal year 2001, compared to 23.7% during the corresponding period of fiscal year 2000.

                           EVTC, INC. AND SUBSIDIARIES


Of the $0.5 million increase in gross margin, approximately $0.4 million resulted from incremental gross margin generated from the acquisition of RMS, the closing of which became effective on May 5, 2000. The acquisition of RMS provides an additional channel of distribution of refrigerant and reclaiming services into the HVAC industry. Because the RMS business model provides value added services and complete reclaiming and recovery solutions to its customer base, it realized significantly higher margins than our traditional core refrigerant sales, which in turn mitigates, to a certain extent, some of the Company's exposure to volatile refrigerant pricing conditions. The remaining increase $0.1 million in gross margin resulted from increases in sales over the prior period through the Company's traditional channels of distribution.

Gross margin resulting from the processing of lamp ballasts during the first quarter of fiscal year 2001 was unchanged from $0.3 million from the first quarter of fiscal 2000. The gross margin as a percent of sales decreased to 35.5% in the three-month period ended December 31, 2000 from 39.0% for the three months ended December 31, 1999, primarily because the Company continues to shift its product mix away from PCB ballasts toward the processing of fluorescent lamps and non PCB lamp ballasts both of which, despite having a longer life cycle than PCB ballasts, generate lower margins.

SELLING, GENERAL & ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal year 2001 increased 63% to $2.6 million from $1.6 million of SG&A expenses incurred during the first quarter of fiscal 2000. Of the $1.0 million increase in the first quarter SG&A expenses, $0.9 million occurred as a direct result of incremental increased expenses occurred directly related to the inclusion of Liberty and RMS in our operations. The Company incurred an additional $0.1 million in SG&A expenses when it consolidated its operations upon moving to its new facility in Fort Worth, Texas.

INTEREST EXPENSE

Our interest expense incurred during the first quarter of fiscal year 2001 was approximately $252,000, an increase of approximately $30,000 or 13.5% from the first quarter of fiscal year 2000. The increase in interest expense occurred primarily as a result of the increase in variable interest rates for the quarter ending December 31, 2000 compared to the same period during the prior year.

INCOME TAX

Our effective income tax rate for the first quarter of fiscal year 2001 was 34%. Based on estimates of recoverability of deferred tax assets, the Company recorded a tax benefit of $423,708 for the operating loss for the three-month period ended December 31, 2000. The Company recorded a tax benefit of $236,691 for the operating loss for the three months ended December 31, 1999. (See Note 5
- Income Taxes in Notes to the Consolidated Financial Statements)

We expect our effective tax rate to remain at approximately 34% for the remainder of fiscal year 2001. The expected tax rate excluded the impact of potential mergers and acquisitions. Any tax effects resulting from potential mergers would be accounted for in the interim quarter in which the transactions occur. Furthermore, the Company has significant NOL's, which have a significant value, and have not been contemplated in the effective tax rate. Our expected rate is based on current tax law and current estimates of earnings, and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

The Company is able to fund its normal working capital requirements mainly through operations or, when necessary, through its utilization of its existing credit facilities.

EVTC's cash and cash equivalents decreased by approximately $40,000 to $0.2 million at December 31, 2000. The decrease occurred primarily as a result of cash used in investing and financing activities of $0.8 million, offset by cash provided by operating activities of $0.8 million.

Net cash provided by continuing operations of $0.8 million was comprised of $0.5 million provided by working capital and other activities and by net income adjustments for non-cash items of $0.3 million. Net cash provided by working capital and other activities resulted primarily from a decrease in receivables and an increase in accounts payable. Accounts receivable were $5.8 million and $7.1 million at December 31, 2000 and September 30, 2000, respectively. The payable balances were $3.6 million and $2.6 million at December 31, 2000 and September 30, 2000, respectively.

Net cash used in investing activities during the three months ended December 31, 2000 was approximately $0.5 million. Of the $0.5 million, approximately $0.2 million were capital improvements to the Company's new facility in Fort Worth, Texas and the remaining $0.3 million related to new onsite service vehicles.

Net cash used in financing activities during the three months ended December 31, 2000 was approximately $0.3 million, representing repayments on various notes payable and the revolving line of credit.

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

Assuming the current variable rate debt and investment levels, a one-point change in interest rates would impact interest expense by approximately $99,000.

                           EVTC, INC. AND SUBSIDIARIES


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

                   Not applicable

Item 5.      Other Information

                   Not applicable

Item 6.      Exhibits and Reports on Form 8-K


      On October 10, 2000, Environmental Technologies, Corp. (EVTC) and Mercury Waste Solutions, Inc. (MWSI) jointly announced that it terminated a letter of intent regarding the purchase of a controlling interest in MWSI. In July 2000, EVTC and MWSI had agreed that EVTC would purchase a controlling interest in MWSI through a friendly tender offer to acquire up to a maximum of 70% of MWSI's outstanding shares. The letter of intent was terminated primarily due to EVTC's inability to raise the required capital following the dramatic drop in the per share price of its common stock and other disagreements on the terms of the tender offer.

      There are no exhibits.

                           EVTC, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EVTC, Inc.

Date: February 8, 2001        By: /s/ George Cannan
                                      Chief Executive Officer

                                 /s/  David A. Keener
                                      President

                                 /s/  Timothy J. Hinkhouse
                                      Chief Financial Officer