Form 10-Q
period 2001-03-31
EVTC INC
filed 2001-05-21
CIK 888956

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

                  COMMISSION FILE NUMBER 0-20986


                                   EVTC, INC.
               (Exact name of issuer as specified in its charter)


                    DELAWARE                                  22-3005943
---------------------------------------------      -----------------------------
           (State or other Jurisdiction                  (I.R.S. Employer
        of incorporation or Organization)                Identification No.)

                 3125 Bolt Street
                Fort Worth, Texas                               76110
---------------------------------------------      -----------------------------
     (Address of Principal Executive Offices)                 (Zip Code)

                                  (817)759-8900
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. XX Yes   No


The number of shares outstanding 7,618,975 May 5, 2001.


                               PAGE 1 OF 14 PAGES.
                             THERE ARE NO EXHIBITS.

                           EVTC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                      MARCH 31,          SEPTEMBER 30,
                                                     ---------------------------------
         ASSETS                                      (UNAUDITED)          (AUDITED)
                                                         2001               2000
                                                     -----------         -------------
Current Assets:
  Cash and cash equivalents                          $    172,632        $     262,644
  Marketable securities                                    33,992               33,992
  Accounts receivable, net                              8,367,930            7,085,873
  Deferred income taxes                                   784,617              300,000
  Inventories                                           8,710,872            7,813,674
  Other current assets                                    943,979              588,608
  Assets of discontinued operations                       269,154              394,523
                                                     ---------------------------------
         Total current assets                         19,283,176            16,479,314

  Property and equipment, net                          5,409,557             5,013,941
  Goodwill, net                                        2,406,953             2,597,573
  Investments and other assets                           547,710               810,879
                                                     ---------------------------------
         Total assets                                $27,647,396         $  24,901,707
                                                     =================================


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long term debt                  $ 9,385,328         $   8,679,977
  Accounts payable                                     5,198,992             2,603,059
  Liabilities of discontinued
  operations                                             330,451               353,331
  Accrued liabilities                                  2,638,795             2,290,055
                                                     ---------------------------------
         Total current liabilities                    17,553,566            13,926,422

Long term debt                                         1,626,964             1,563,596
                                                     ---------------------------------

         Total Liabilities                            19,180,530            15,490,018

Stockholders' Equity
  Common stock                                            76,190                74,443
  Paid-in-capital                                     15,433,628            15,435,375
  Accumulated other comprehensive
  income                                                  33,992                33,992
  Accumulated deficit                                 (7,076,944)           (6,132,121)
                                                     ---------------------------------
         Total stockholders' equity                    8,466,866             9,411,689
                                                     ---------------------------------

         Total liabilities and
           stockholders' equity                      $27,647,396         $  24,901,707
                                                     =================================

           See Accompanying Notes to Consolidated Financial Statements
                                    (unaudited)

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31           SIX MONTHS ENDED MARCH 31
                                        --------------------------------      ------------------------------
                                             2001              2000                  2001            2000
                                        --------------------------------------------------------------------
Net sales                                $  8,858,022       $  8,909,247      $ 15,116,235     $ 13,684,186
Cost of sales                               6,317,268          7,106,330        10,977,713       10,748,104
                                        --------------------------------------------------------------------
Gross profit                                2,540,754          1,802,917         4,138,522        2,936,082

Selling, general and
   administrative expenses                  2,466,427          1,447,827         5,064,676        3,042,278
                                        --------------------------------------------------------------------

     Operating income (loss)                   74,327            355,090          (926,154)        (106,196)

Interest expense                              254,044            172,943           505,700          394,376

Other (income) expense, net                       171             (8,994)           (2,414)           4,435
                                        --------------------------------------------------------------------

INCOME(LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES          (179,888)           191,141        (1,429,440)        (505,007)

Income tax expense (benefit)                  (60,909)            64,988          (484,617)        (171,703)
                                        --------------------------------------------------------------------

Income (loss) from continuing
     operations                              (118,979)           126,153          (944,823)        (333,304)


Discontinued equipment products
     operations:

Loss from discontinued operations,
     net of income taxes                          -0-                -0-               -0-              -0-
                                        --------------------------------------------------------------------


Net income (loss)                        $   (118,979)      $    126,153      $   (944,823)    $   (333,304)
                                        ====================================================================

Income (loss) per share Basic:
 Continuing operations                   $      (0.02)       $       0.02            (0.13)           (0.06)
 Discontinued operations                         0.00                0.00            (0.00)           (0.00)
                                        --------------------------------------------------------------------
                                                (0.02)               0.02            (0.13)           (0.06)

Diluted:
 Continuing operations                   $      (0.02)      $       0.02             (0.13)           (0.06)
 Discontinued operations                         0.00               0.00             (0.00)           (0.00)
                                        --------------------------------------------------------------------
                                                (0.02)              0.02             (0.13)           (0.06)


     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED MARCH 31,
                                                          2001            2000
                                                     ------------------------------
Cash Flows From Operating Activities:
  Net Loss                                           $   (944,823)     $   (333,304)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
        Depreciation and amortization                     619,957           294,866
        Provision for bad debts                           104,095           106,249
    Changes in assets & liabilities:
        Accounts receivable                            (1,386,152)         (488,029)
        Deferred Income Taxes                            (484,617)         (171,703)
        Income taxes receivable                               -0-            58,108
        Inventory                                        (897,198)       (3,541,706)
        Other assets                                     (310,694)         (232,129)
        Accounts payable and accrued
          liabilities                                   2,944,673         1,762,273
                                                     ------------------------------
Net cash used in
  continuing operations                                  (354,759)       (2,545,375)

Net cash provided by
  discontinued operations                                 102,489            53,357
                                                     ------------------------------
Net cash used in operating
  activities                                             (252,270)       (2,492,018)
                                                     ------------------------------

Cash Flows From Investing Activities:
  Proceeds from sale of equipment                           9,208               -0-
  Loss on retirement of assets                               (835)              -0-
  Capital expenditures                                   (878,003)         (312,158)
  Change in other assets                                  263,169           (79,027)
  Due from Officer                                            -0-           371,016
                                                     ------------------------------
Net cash used in investing activities                    (606,461)          (20,169)
                                                     ------------------------------

Cash Flows From Financing Activities:
  Net borrowing(repayments) on revolving
       credit facility                                    831,111        (1,666,910)
  Proceeds from other debt                                    -0-           750,000
  Payments of other debt                                  (62,392)         (434,167)
  Collection of subscription receivable                       -0-           594,600
  Proceeds from sale of common stock
  and options exercised                                       -0-         1,484,100
                                                     ------------------------------
Net cash provided by financing
  activities                                              768,719           727,623
                                                     ------------------------------
Net decrease in cash and
  cash equivalents                                        (90,012)       (1,784,564)
Cash and cash equivalents - Beginning
  of period                                               262,644         2,159,434
                                                     ------------------------------
Cash and cash equivalents - End of
  period                                             $    172,632      $    374,870
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

      The unaudited consolidated financial statements should be read in conjunction with the more detailed audited financial statements for the year ended September 30, 2000, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on December 29, 2000. Accounting policies used in the preparation of these consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company's Form 10-K. The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001.

NOTE 2.  EARNINGS PER SHARE

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period except where their effect is anti dilutive. The average number of common shares outstanding for the six-month period ending March 31, 2001, and 2000 was 7,473,398 and 6,057,695, respectively. The average number of common shares outstanding for the three-month period ending March 31, 2001 and 2000 was 7,502,514and 6,318,380, respectively. The effect of dilutive options and warrants is immaterial.

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

                           EVTC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


At September 30, 2000, the Company recorded a deferred tax asset of approximately $3.0 million. This asset consisted mainly of reserves related to bad debts and inventory reported differently for financial reporting purposes, as well as net operating loss carryforwards ("NOL's"). Operating losses sustained in the first six months of fiscal year 2001 resulted in a increase in the company's deferred tax asset to $3.5 million as of March 31, 2001. Due to the valuation placed on such assets, they are reflected on our balance sheet at $0.8 million and $0.3 million on the Company's March 31, 2001 and September 30, 2000 consolidated balance sheets, respectively. The Company has available at March 31, 2001, NOL's, for federal income tax purposes, of $ 9.0 million which are available to offset future federal taxable income, if any, through 2020.

As a result of the NOL's as discussed above, the Company did not pay cash for income taxes during either the first three months of fiscal 2001 or the corresponding period in the prior year.

NOTE 4.  INVENTORIES

Inventories are stated at the lower of cost or market and are comprised of the following:

                                                 March  31, 2001          Sept. 30, 2000
                                                -----------------        ----------------
Raw Materials                                      $4,833,466              $  3,264,126
Finished Goods                                      3,877,406                 4,549,548
                                                -----------------         --------------
                                                   $8,710,872              $  7,813,674
                                                =================         ==============


NOTE 5.  DISCONTINUED OPERATIONS

RECYCLING AND RECOVERY EQUIPMENT SEGMENT
During July of 1998, the Company's board of directors adopted a plan to discontinue its Recycling and Recovery Equipment business segment. The Company initiated a liquidation program to sell all assets of the segment which is scheduled to reach its conclusion during the Company's 3rd quarter of fiscal year 2001.

E-SOLUTIONS MARKETING, INC. SEGMENT
On December 14, 2000, the company's Board of Directors adopted a plan to discontinue the operations of e solutions Marketing, Inc., which was acquired in March 2000. The loss on disposal of this segment was recorded in the September 30, 2000 year end financial statements. This segment directly marketed business to consumer services via the Internet. The Company initiated a plan to liquidate the tangible assets of this segment as it seeks a strategic alternative for the business concept which should reach its conclusion during the third quarter of fiscal year 2001.

For financial statement purposes, the Company accounted for the above segments as discontinued operations in the fiscal year 2001 and 2000 statements of operations. Furthermore, the assets and liabilities of the discontinued operations discussed above have been segregated as of the March 31, 2001 and September 30, 2000 balance sheet.

EVTC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                   NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects the supplemental cash flow information for the six-month period ending:

                                                         March 31, 2001         March 31, 2000
                                                       ------------------     ------------------
Supplemental disclosures of cash Flow information:
     Cash paid during the period for:
        Interest                                           $  505,700              $  394,376
                                                           ==========              ==========
        Income taxes                                                -                       -
                                                           ==========              ==========


NOTE 7.  SEGMENT INFORMATION

The Company has two reportable operating segments: refrigerant and ballast recycling. The refrigerant segment engages in the marketing and sales of refrigerant and refrigerant related services as well as performing refrigerant reclaiming services. The ballast recycling segment engages in the recycling and disposal of fluorescent light ballasts and the brokering of fluorescent lamps for their ultimate disposal. Amounts under the Corporate caption are not directly attributable to a segment or items not allocated to the operating segment in evaluating their performance. There have been no intersegment sales for the six months ended March 31, 2001, and 2000, respectively.

The Company's reportable segment information for three months ended March 31, 2001 and 2000 is reported as follows:

                                       Refrigerant
                                          Product      Ballast       Corporate      Consolidated
                                       -----------    ---------      ---------     --------------
THREE MONTHS ENDED MARCH 31, 2001:

Revenue from external customers        $ 8,029,854    $  828,168     $      -       $ 8,858,022

Segment Income/(Loss) before
         Income Taxes                      122,417       (12,565)    (289,740)         (179,888)


THREE MONTHS ENDED MARCH 31, 2000:

Revenue from external customers          7,947,263       961,984            -         8,909,247

Segment Income/(loss) before
         Income taxes                      478,882        61,714     (349,455)          191,141


The Company's reportable segment information for six months ended March 31, 2001 and 2000 is reported as follows:

                                       Refrigerant
                                          Product       Ballast        Corporate      Consolidated
                                       -----------     ---------       ---------     --------------
SIX MONTHS ENDED MARCH 31, 2001:

Revenue from external customers        $ 13,392,435    $ 1,723,800     $       --    $ 15,116,235

Segment Income/(Loss) before
         Income Taxes                      (927,610)        (4,831)      (496,999)     (1,429,440)


SIX MONTHS ENDED MARCH 31, 2000:

Revenue from external customers          11,880,123      1,804,063             --      13,684,186

Segment Income/(loss) before
         Income taxes                        84,501         98,568       (688,076)       (505,007)


NOTE 8.  COMMITMENTS & CONTINGENCIES

By virtue of the acquisition of the Company's remaining fifty percent (50%) interest in Liberty Technologies, Inc. ("Liberty") from Concorde Science and Technology Corporation ("Concorde"), the Company was obligated, per a provision in the contract, to issue additional shares to Concorde in the event that the Company's common stock traded below $5.00 per share on the first year anniversary of the closing of such transaction. As a result of this provision the Company issued 174,692 additional shares to Concorde effective March 26, 2001.

In conjunction with the acquisition of Refrigerant Management Services, Inc. ("RMS"), the Company is obligated to offer additional consideration to the former shareholders of RMS based on achieving certain financial performance objectives. Although the calculation and settlement of such consideration has not been completed, management does not believe that such contingent consideration will have a material impact on the Company's financial statements.

NOTE 9.  SUBSEQUENT EVENT

Effective May 14, 2001, the Company's Board of Directors appointed Bob Stephens Chief Executive Officer, who succeeded George Cannan, Sr., who will remain Chairman of the Board of Directors and President of Environmental Materials Corporation, a wholly-owned subsidiary of the Company. As a result of this change in Senior Management, the Company is in technical violation of one of the loan covenants on its revolving loan agreement with CIT. The Company just recently notified CIT of the aforementioned change of management and expects a formal resolution to this technical issue.

                           EVTC, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SIX MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31,
2000

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

REVENUE

Revenue was $15.1 million for the first six months of fiscal year 2001 an increase of $1.4 million or 10.5% compared to the same period during the prior fiscal year. Of the $1.4 million increase in revenue for the first six months of fiscal year, $2.0 million occurred as a direct result of the inclusion of the operations of Refrigerant Management Services, Inc. ("RMS") which the company acquired during May 2000. The increase resulting from the inclusion of RMS was offset primarily by a decrease of $0.5 million resulting from decreased preseason selling combined with depressed market prices of R-134a and R-22, two of the companies core refrigerants. The remaining decrease of $0.1 million was a result of a decline in revenue generated from the Company's ballast division.

GROSS MARGIN

Gross Margins from the sales of refrigerant and refrigerant related services increased by $1.2 million during the first six months of fiscal year 2001 to $4.1 million. Of the $1.2 million increase in gross margin, approximately $1.1 million resulted from incremental gross margin generated from the acquisition of RMS. During the first six months of fiscal year 2001, a substantial portion of the revenue generated from the existing RMS operations was service revenue which typically generates higher gross margins than traditional sales of refrigerant. Furthermore, sales of refrigerant through the Company's traditional channels resulted in an increase in the Company's gross margin of $0.2 million. Gross margin resulting from the processing of lamp ballasts during the first six months of fiscal year 2001 decreased by approximately $0.1 million compared to the corresponding period in the prior year.

The gross margin as a percent of sales was 27.4% for the six months ended March 31, 2001 compared to 21.5% from the corresponding period in the prior year. The increase in gross margin as a percentage of sales occurred, primarily, as a result of onsite services which were offered through RMS during fiscal year 2001 which were not offered by the Company in the corresponding period in the prior year. The increase in gross margin as a percentage of sales was offset, slightly, by a decrease in gross margin from the Company's traditional channels of refrigerant distribution and because the Company's ballast division continues to shift its product mix away from PCB ballasts toward the processing of fluorescent lamps and non PCB lamp ballasts both of which, despite having a longer life cycle than PCB ballasts, generate lower margins.

SELLING, GENERAL & ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for first six months of fiscal year 2001 increased 66% to $5.1 million from $3.0 million of SG&A expenses incurred during the first six months of fiscal 2000. Of the $2.1 million increase in the first six months SG&A expenses, $1.7 million occurred as a direct result of incremental increased expenses directly related to the inclusion of Liberty and RMS in our operations. The Company incurred an additional $0.3 million in SG&A expenses when it consolidated its operations upon moving to its new facility in Fort Worth, Texas. The remaining increase SG&A expenses occurred primarily as a result of the Company's ongoing investment in infrastructure and personnel as Company continues to expand its onsite service model into additional markets.

INTEREST EXPENSE

Interest expense incurred during the first six months of fiscal year 2001 was approximately $0.5 million, an increase of approximately $0.1 million or 25% from the six months of fiscal year 2000. The increase in interest expense occurred primarily as a result of the increase in variable interest rates for the six months ending March 31, 2001 compared to the same period during the prior year, combined with a higher average balance on the Company's revolving credit agreement. The average balance of the Company's revolving credit agreement was higher during the first six months of fiscal year 2001 than during the corresponding period in the prior year, primarily, because the Company received an infusion of approximately $2.0 million in capital during fiscal year 2000. During the first six months of 2001, the Company has not received any cash as a result of an equity issuance. In addition, the Company incurred additional term debt and entered into capital lease agreements to fund certain capital investments.

INCOME TAX

Our effective income tax rate for the first six months of fiscal year 2001 was 34%. Based on estimates of recoverability of deferred tax assets, the Company recorded a tax benefit of $0.5 million for the operating loss for the six-month period ended March 31, 2001. The Company recorded a tax benefit of $0.2 million for the operating loss for the six months ended March 31, 2000. (See Note 3 - Income Taxes in Notes to the Consolidated Financial Statements)

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000


REVENUE

Revenue was $8.9 million for the second quarter of fiscal year 2001 relatively unchanged from the second quarter of fiscal year 2000. Despite generating an incremental increase of $1.1 million as a result of the inclusion of RMS, the Company experienced weaker pricing for both R22 and R134a, two of the Company's core refrigerants when compared to the corresponding period in the prior year. Furthermore, the Company sold a lower volume of R134a on a preseason basis into both the stationary market and automotive aftermarket than it sold during the second quarter of the prior year. In addition, the Company's ballast division experienced a decrease of $0.1 million.

GROSS MARGIN

Gross Margin for the second quarter of fiscal year 2001 was $2.5 million, an increase of $0.7 million or approximately 38.9%.

Gross Margins from the sales of refrigerant and refrigerant related services increased by $0.8 million during the second quarter of fiscal year 2001. Of the $0.8 million increase in gross margin, approximately $0.5 million resulted from incremental gross margin generated from the acquisition of RMS. During the second quarter and first six months of fiscal year 2001, a substantial portion of the revenue generated from the existing RMS operations was service revenue which typically generates higher gross margins than traditional sales of refrigerant. Furthermore, sales of refrigerant through the Company's traditional channels resulted in an increase in the Company's gross margin of $0.3 million.

Gross margin resulting from the processing of lamp ballasts during the second quarter of fiscal year 2001 decreased by approximately $0.1 million compared to the corresponding period in the prior year.

Total gross margin as a percentage of sales increased to 28.7% during the second quarter of fiscal year 2001, compared to 20.2% in gross margin realized during the corresponding period in the prior year. The increase in gross margin as a percentage of sales occurred, primarily, as a result of onsite services which were offered through RMS during fiscal year 2001 which were not offered by the Company in the corresponding period in the prior year. The increase in gross margin as a percentage of sales was offset, slightly, by a decrease in gross margin from the Company's traditional channels of refrigerant distribution and because the Company's ballast division continues to shift its product mix away from PCB ballasts toward the processing of fluorescent lamps and non PCB lamp ballasts both of which, despite having a longer life cycle than PCB ballasts, generate lower margins.

SELLING, GENERAL & ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal year 2001 increased 70% to $2.5 million from $1.4 million of SG&A expenses incurred during the second quarter of fiscal 2000. Of the $1.1 million increase in the second quarter SG&A expenses, $0.8 million occurred as a direct result of incremental increased expenses directly related to the inclusion of Liberty and RMS in our operations. The remaining increase SG&A expenses occurred primarily as a result of the Company's ongoing investment in infrastructure and personnel as the Company continues to expand its onsite service model into additional markets.

INTEREST EXPENSE

Interest expense incurred during the second quarter of fiscal year 2001 was approximately $250,000, an increase of approximately $81,000 or 47% from the first quarter of fiscal year 2000. The increase in interest expense occurred primarily as a result of a higher average balance on the Company's revolving credit agreement. The average balance of the Company's revolving credit agreement was higher during the second quarter of fiscal year 2001 than during the corresponding period in the prior year, primarily, because the Company received an infusion of approximately $2.0 million in capital during fiscal year 2000. During the second quarter of 2001, the Company has not received any cash as a result of an equity issuance. Furthermore, the Company has incurred additional term debt and capital leases to fund capital investments during the third and forth quarters of fiscal year 2000 and the first quarter of fiscal year 2001 which added incremental interest expense, which was not present during the corresponding quarter during the prior year.

INCOME TAX

Our effective income tax rate for the second quarter of fiscal year 2001 was 34%. Based on estimates of recoverability of deferred tax assets, the Company recorded a tax benefit of $60,909 for the operating loss for the three-month period ended March 31, 2001. The Company recorded a tax provision of $64,988 earnings generated during the quarter ending March 31, 2000. (See Note 3 - Income Taxes in Notes to the Consolidated Financial Statements)

We expect our effective tax rate to remain at approximately 34% for the remainder of fiscal year 2001. The expected tax rate excluded the impact of potential mergers and acquisitions. Any tax effects resulting from potential mergers would be accounted for in the interim quarter in which the transactions occur. Furthermore, the Company has NOL's, which have a significant value, and have not been contemplated in the effective tax rate. Our expected rate is based on current tax law and current estimates of earnings, and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

The Company is able to fund its normal working capital requirements mainly through operations or, when necessary, through its utilization of its existing credit facilities.

EVTC's cash and cash equivalents decreased by approximately $90,000 to $0.2 million at March 31, 2001. The decrease occurred primarily as a result of cash used in operating and investing activities of $0.9 million, offset by cash provided by financing activities of $0.8 million.

Net cash used in operating activities was comprised of $0.1 million used to fund working capital requirements and other activities, and the net loss adjusted for non-cash items of $0.1 million. Net cash used in working capital and other activities resulted primarily from an increase in receivables and inventories offset by changes in accounts payable and accrued liabilities. Accounts receivable were $8.4 million and $7.1 million at March 31, 2001 and September 30, 2000, respectively. The increase in the Company's accounts receivable balance was result of a higher level of sales at the end of the second quarter of 2001, relative to the fourth quarter of 2000 which is a direct result of seasonal demand of refrigerant. Inventory levels increased to $8.7 million at March 31, 2001, compared to $7.8 million at September 30, 2000. The increase in inventory occurred because of an increase in seasonal demand for our refrigerant products and because of inventory purchased. Such uses of cash in operating activities were offset by an increase of $0.1 million provided by discontinued operations.

Net cash used in investing activities during the six months ended March 31, 2001 was approximately $0.6 million. Of the $0.6 million, approximately $0.2 million were capital improvements to the Company's new facility in Fort Worth, Texas and the remaining $0.4 million related to new onsite service vehicles and other smaller capital projects.

Net cash provided by financing activities during the six months ended March 31, 2001 was approximately $0.8 million, representing borrowings against the Company's revolving credit agreement, net of repayments on various notes payable.

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

Assuming the current variable rate debt and investment levels, a one-point change in interest rates would impact interest expense by approximately $94,000.

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

                           Not applicable

         There are no exhibits.

                           EVTC, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EVTC, Inc.

Date:  May 14, 2001                 By:     /s/ George Cannan

                                            Chief Executive Officer

                                            /s/  David A. Keener

                                            President

                                            /s/  Timothy J. Hinkhouse

                                            Chief Financial Officer