Form 10-Q
period 2001-06-30
EVTC INC
filed 2001-08-14
CIK 888956

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Form 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30,2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition
                  Period From          to         .
                              --------    --------

                  COMMISSION FILE NUMBER 0-20986


                                   EVTC, INC.
               (Exact name of issuer as specified in its charter)


                     DELAWARE                                                           22-3005943
---------------------------------------------------                   ------------------------------------------------
           (State or other Jurisdiction                                              (I.R.S. Employer
        of incorporation or Organization)                                           Identification No.)

                 3125 Bolt Street
                Fort Worth, Texas                                                          76110
---------------------------------------------------                   ------------------------------------------------
     (Address of Principal Executive Offices)                                           (Zip Code)

                                  (817)759-8900
             -------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. XX Yes No


The number of shares outstanding 9,106,475 August 7, 2001.


                               PAGE 1 OF 17 PAGES.
                             THERE ARE NO EXHIBITS.

                                   EVTC, INC.
                                TABLE OF CONTENTS

FORM 10-Q ITEM                                                                                            PAGE
PART 1.           FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
                           September 30, 2000 (audited)                                                      3

                           Unaudited Interim Consolidated Statement of Operations for the
                           three and nine months ended June 30, 2001 and 2000                                4

                           Unaudited Interim Consolidated Statements of Cash Flows for the
                           three and nine months ended June 30, 2001 and 2000                                5

                           Notes to the Interim Consolidated Financial Statements                            6

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                        11

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk                       15

PART II.          OTHER INFORMATION

         Item 1.           Legal Proceedings                                                                16

         Item 2.           Change in Securities                                                             16

         Item 3.           Defaults Upon Senior Securities                                                  16

         Item 4.           Submission of Matters to a Vote of Securities                                    16

         Item 5.           Other Information                                                                16

         Item 6.           Exhibits and Reports on Form 8-K                                                 16

                           Signatures                                                                       17

                           EVTC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,      SEPTEMBER 30,
         ASSETS                                       (UNAUDITED)      (AUDITED)
                                                         2001            2000
                                                     ------------    ------------
 Current Assets:
  Cash and cash equivalents                          $    127,764    $    262,644
  Marketable securities                                    33,992          33,992
  Accounts receivable, net                              8,396,743       7,085,873
  Deferred income taxes                                   693,292         300,000
  Inventories                                           8,387,148       7,813,674
  Other current assets                                    796,514         588,608
  Assets of discontinued operations                        58,225         394,523
                                                     ------------    ------------

         Total current assets                          18,493,678      16,479,314

  Property and equipment, net                           5,438,181       5,013,941
  Goodwill, net                                         2,364,348       2,597,573
  Investments and other assets                            370,786         810,879
                                                     ------------    ------------

         Total assets                                $ 26,666,993    $ 24,901,707
                                                     ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving Credit Line                              $  8,681,294    $  8,387,083
  Current portion of long term debt                       176,497         292,894
  Accounts payable                                      5,181,815       2,603,059
  Liabilities of discontinued
  operations                                                3,295         353,331
  Accrued liabilities                                   2,415,638       2,290,055
                                                     ------------    ------------
         Total current liabilities                     16,458,539      13,926,422

Long term debt                                          1,563,280       1,563,596
                                                     ------------    ------------

         Total Liabilities                             18,021,819      15,490,018

Stockholders' Equity
  Common stock                                             76,205          74,443
  Paid-in-capital                                      15,434,644      15,435,375
  Accumulated other comprehensive
  income                                                   33,992          33,992
  Accumulated deficit                                  (6,899,667)     (6,132,121)
                                                     ------------    ------------
         Total stockholders' equity                     8,645,174       9,411,689
                                                     ------------    ------------

         Total liabilities and
           stockholders' equity                      $ 26,666,993    $ 24,901,707
                                                     ============    ============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months Ended June 30      Nine Months Ended June 30
                                           ----------------------------    ----------------------------

                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
Net sales                                  $ 11,254,798    $ 12,265,569    $ 26,371,033    $ 25,949,754
Cost of sales                                 8,224,813       8,744,267      19,202,526      19,492,370
                                           ------------    ------------    ------------    ------------
Gross profit                                  3,029,985       3,521,302       7,168,507       6,457,384

Selling, general and
   administrative expenses                    2,779,229       2,454,290       7,843,905       5,496,568
                                           ------------    ------------    ------------    ------------

     Operating income (loss)                    250,756       1,067,012        (675,398)        960,816

Interest expense                                232,875         222,548         738,575         616,924

Other income, net                                (4,757)        (33,694)         (7,171)        (29,259)
                                           ------------    ------------    ------------    ------------

INCOME(LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES              22,638         878,158      (1,406,802)        373,151

Income tax expense (benefit)                      7,697         317,395        (476,920)        145,692
                                           ------------    ------------    ------------    ------------

Income (loss) from continuing
     operations                                  14,941         560,763        (929,882)        227,459


Discontinued equipment products
     operations:

Gain from discontinued
  operations,net of income taxes                162,336             -0-         162,336             -0-
                                           ------------    ------------    ------------    ------------


Net income (loss)                          $    177,277    $    560,763    $   (767,546)   $    227,459
                                           ============    ============    ============    ============


Income (loss) per share Basic:
 Continuing operations                     $       0.00    $       0.08           (0.12)           0.04
 Discontinued operations                           0.02            0.00            0.02            0.00
                                           ------------    ------------    ------------    ------------
                                                   0.02            0.08           (0.10)           0.04

Diluted:
 Continuing operations                     $       0.00    $       0.07           (0.12)           0.03
 Discontinued operations                           0.02            0.00            0.02            0.00
                                           ------------    ------------    ------------    ------------
                                                   0.02            0.07           (0.10)           0.03

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED JUNE 30,
                                                                --------------------------
                                                                    2001           2000
                                                                -----------    -----------
Cash Flows From Operating Activities:
  Net (Loss) Income                                             $  (767,546)   $   227,459
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
        Depreciation and amortization                               936,396        531,203
        Provision for bad debts                                     105,468        116,664
        Gain on sale of assets                                      (12,874)           -0-

    Changes in assets & liabilities:
        Accounts receivable                                      (1,416,338)    (1,887,404)
        Deferred Income Taxes                                      (393,292)       126,870
        Income taxes receivable                                         -0-         58,108
        Inventory                                                  (573,474)    (3,002,947)
        Other assets                                               (200,818)      (576,163)
        Accounts payable and accrued
          liabilities                                             2,704,339      1,969,658
                                                                -----------    -----------
Net cash provided by (used in)
  continuing operations                                             381,861     (2,436,552)
Net cash provided by (used in)
  discontinued operations                                           (13,738)        41,465
                                                                -----------    -----------
Net cash provided by (used in) operating
  activities                                                        368,123     (2,395,087)
                                                                -----------    -----------

Cash Flows From Investing Activities:
  Proceeds from sale of equipment                                    20,660            -0-
  Capital expenditures                                           (1,142,285)      (556,614)
  Acquisition of RMS                                                    -0-     (1,419,026)
  Advances to Affiliate-Preacquisition                                  -0-     (1,021,616)
  Change in other assets                                            440,093            -0-
  Due from Officer                                                      -0-        371,016
                                                                -----------    -----------
Net cash used in investing activities                              (681,532)    (2,626,240)
                                                                -----------    -----------

Cash Flows From Financing Activities:
  Net borrowing(repayments) on revolving
       credit facility                                              294,211        (16,003)
  Proceeds from other debt                                              -0-        750,000
  Payments of other debt                                           (116,713)      (550,681)
  Collection of subscription receivable                                 -0-        594,600
  Proceeds from sale of common stock
  and options exercised                                               1,031      2,259,414
                                                                -----------    -----------
Net cash provided by financing
  activities                                                        178,529      3,037,330
                                                                -----------    -----------
Net decrease in cash and
  cash equivalents                                                 (134,880)    (1,983,997)
Cash and cash equivalents - Beginning
  of period                                                         262,644      2,159,434
                                                                -----------    -----------
Cash and cash equivalents - End of
  period                                                        $   127,764    $   175,437
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

      The unaudited consolidated financial statements should be read in conjunction with the more detailed audited financial statements for the year ended September 30, 2000, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on December 29, 2000. Accounting policies used in the preparation of these consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company's Form 10-K. The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001.

NOTE 2.  EARNINGS PER SHARE

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period except where their effect is anti dilutive. The average number of common shares outstanding for the nine-month period ending June 30, 2001, and 2000 was 7,504,436 and 6,420,732, respectively. The average number of common shares outstanding for the three-month period ending June 30, 2001 and 2000 was 7,582,744 and 7,391,863, respectively. Incremental shares of 496,490 and 448,950 were used in the calculation of diluted earnings per share for the three months and nine months ended June 30, 2000. The effect of dilutive options for the nine months is anti dilutive and for the three months has no effect.


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

                           EVTC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



At September 30, 2000, the Company recorded a deferred tax asset of approximately $3.0 million. This asset consisted mainly of reserves related to bad debts and inventory reported differently for financial reporting purposes, as well as net operating loss carryforwards ("NOL's"). Operating losses sustained in the first nine months of fiscal year 2001 resulted in an increase in the company's deferred tax asset to $3.3 million as of June 30, 2001. Due to the valuation placed on such assets, they are reflected on our balance sheet at $0.7 million and $0.3 million on the Company's June 30, 2001 and September 30, 2000 consolidated balance sheets, respectively. The Company has available at June 30, 2001, NOL's, for federal income tax purposes, of $ 9.0 million which are available to offset future federal taxable income, if any, through 2020.

As a result of the NOL's as discussed above, the Company did not pay cash for income taxes during either the first nine months of fiscal 2001 or the corresponding period in the prior year.


NOTE 4.  INVENTORIES

Inventories are stated at the lower of cost or market and are comprised of the following:

                            June 30, 2001       Sept. 30, 2000
                           ---------------     ----------------
Raw Materials                $4,616,234           $3,264,126
Finished Goods                3,770,914            4,549,548
                             ----------           ----------
                             $8,387,148           $7,813,674
                             ==========           ==========


NOTE 5.  DISCONTINUED OPERATIONS

Recycling and Recovery Equipment Segment

During July of 1998, the Company's board of directors adopted a plan to discontinue its Recycling and Recovery Equipment business segment. The Company initiated a liquidation program to sell all assets of the segment which is scheduled to reach its conclusion during the Company's 4th quarter of fiscal year 2001.

e-solutions Marketing, Inc. Segment

On December 14, 2000, the company's Board of Directors adopted a plan to discontinue the operations of e solutions Marketing, Inc., which was acquired in March 2000. The loss on disposal of this segment was recorded in the September 30, 2000 year-end financial statements. This segment directly marketed business to consumer services via the Internet. The Company initiated a plan to liquidate the tangible assets of this segment, which should reach its conclusion during the fourth quarter of fiscal year 2001. The Company filed a Certificate of Dissolution of e-solutions Marketing, Inc. in July 2001.

For financial statement purposes, the Company accounted for the above segments as discontinued operations in the fiscal year 2001 and 2000 statements of operations. Furthermore, the assets and liabilities of the discontinued operations discussed above have been segregated as of the June 30, 2001 and September 30, 2000 balance sheet.

                           EVTC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




                   NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects the supplemental cash flow information for the nine-month period ending:

                                                     June 30, 2001   June 30, 2000
                                                     -------------   -------------
Supplemental disclosures of cash
   Flow information:
     Cash paid during the period for:
        Interest                                     $     738,575   $     616,924
                                                     =============   =============
        Income taxes                                            --              --
                                                     =============   =============


NOTE 7.  SEGMENT INFORMATION

The Company has two reportable operating segments: refrigerant and ballast recycling. The refrigerant segment engages in the marketing and sales of refrigerant and refrigerant related services as well as performing refrigerant reclaiming services. The ballast recycling segment engages in the recycling and disposal of fluorescent light ballasts and the brokering of fluorescent lamps for their ultimate disposal. Amounts under the Corporate caption are not directly attributable to a segment or items not allocated to the operating segment in evaluating their performance. There have been no intersegment sales for the nine months ended June 30, 2001, and 2000, respectively.

The Company's reportable segment information for three months ended June 30, 2001 and 2000 is reported as follows:

                                         Refrigerant
                                           Product        Ballast        Corporate      Consolidated
                                         ------------   ------------    ------------    ------------
THREE MONTHS ENDED JUNE 30, 2001:

Revenue from external customers          $ 10,506,518   $    748,280    $         --    $ 11,254,798

Segment Income/(Loss) before
         Income Taxes                         371,185        (66,386)       (282,161)         22,638

THREE MONTHS ENDED JUNE 30, 2000:

Revenue from external customers            11,405,910        859,659              --      12,265,569

Segment Income/(loss) before
         Income taxes                       1,395,089         20,434        (537,365)        878,158


The Company's reportable segment information for nine months ended June 30, 2001 and 2000 is reported as follows:

                                        Refrigerant
                                          Product         Ballast        Corporate      Consolidated
                                        ------------    ------------    ------------    ------------
NINE MONTHS ENDED JUNE 30, 2001:

Revenue from external customers         $ 23,898,953    $  2,472,080    $         --    $ 26,371,033

Segment Income/(Loss) before
         Income Taxes                       (556,426)        (71,217)       (779,159)     (1,406,802)


NINE MONTHS ENDED JUNE 30, 2000:

Revenue from external customers           23,286,033       2,663,721              --      25,949,754

Segment Income/(loss) before
         Income taxes                      1,479,590         119,002      (1,225,441)        373,151


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

The Company is in preliminary discussions with a company that is a leading manufacturer and marketer of high quality, innovative cleaning products for Commercial, Governmental, and Institutional work environments. The potential acquisition company has maintained a long-term customer relationship with the Company dating back to the late 1970's. An offer to the acquisition candidate is contingent upon the Company's Board of Directors approval and would be financed by the issuance of additional shares of stock.

NOTE 9.  SUBSEQUENT EVENT

On July 20, 2001 the Company issued 1,450,000 shares of unregistered stock to an investment company. The restricted stock shares were issued by the Company based on a price of $.71 per share with a discount of 25% (net price of $.5325 per share). The terms of the Stock Purchase Agreement includes the investor's issuance of a promissory note due September 25, 2001 with an interest rate of 6.75%. The Company is currently holding the securities until the promissory note is paid. The securities will not be registered with the securities and exchange commission or the securities commission of any state in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), and accordingly, may not be offered or sold except pursuant to an available exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and in accordance with applicable state securities laws as evidenced by a legal opinion of counsel to the transferor to such effect, the substance of which shall be reasonably acceptable to the Company. The proceeds from the issuance of the unregistered stock will be used to execute acquisitions and other working capital requirements.

NOTE 10.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company will adopt SFAS 141 effective October 1, 2001.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company will adopt SFAS 142 effective October 1, 2002.

         The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $2,364,348 and other intangible assets are $0. Amortization expense during the nine-month period ended June 30, 2001 was $233,225. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

                           EVTC, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NINE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30,
2000

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

Revenue

Revenue was $26.3 million for the first nine months of fiscal year 2001 an increase of $0.4 million or 1.6% compared to the same period during the prior fiscal year. Of the $0.4 million increase in revenue for the first nine months of fiscal year, $2.4 million occurred as a direct result of the inclusion of the operations of Refrigerant Management Services, Inc. ("RMS") which the company acquired during May 2000. The increase resulting from the inclusion of RMS was offset primarily by a decrease of $1.8 million resulting from decreased preseason selling combined with depressed market prices of R-134a and R-22, two of the companies core refrigerants. The remaining decrease of $0.2 million was a result of a decline in revenue generated from the Company's ballast division.


Gross Margin

Gross Margins from the sales of refrigerant and refrigerant related services increased by $0.8 million during the first nine months of fiscal year 2001 to $6.3 million. Of the $0.8 million increase in gross margin, approximately $1.4 million resulted from incremental gross margin generated from the acquisition of RMS. During the first nine months of fiscal year 2001, a substantial portion of the revenue generated from the existing RMS operations was service revenue which typically generates higher gross margins than traditional sales of refrigerant. Sales of refrigerant through the Company's traditional channels resulted in a decrease in the Company's gross margin of $0.6 million. Gross margin resulting from the processing of lamp ballasts during the first nine months of fiscal year 2001 decreased by approximately $0.1 million compared to the corresponding period in the prior year.


The gross margin as a percent of sales was 27.2% for the nine months ended June 30, 2001 compared to 24.9% from the corresponding period in the prior year. The increase in gross margin as a percentage of sales occurred, primarily, as a result of onsite services which were offered through RMS during fiscal year 2001 which were not offered by the Company in the corresponding period in the prior year. The increase in gross margin as a percentage of sales was offset, slightly, by a decrease in gross margin from the Company's traditional channels of refrigerant distribution and because the Company's ballast division continues to shift its product mix away from PCB ballasts toward the processing of fluorescent lamps and non PCB lamp ballasts both of which, despite having a longer life cycle than PCB ballasts, generate lower margins.


Selling, General & Administrative

Selling, general and administrative ("SG&A") expenses for first nine months of fiscal year 2001 increased 43% to $7.9 million from $5.5 million of SG&A expenses incurred during the first nine months of fiscal 2000. Of the $2.4 million increase in the first nine months SG&A expenses, $2.1 million occurred as a direct result of incremental increased expenses directly related to the inclusion of Liberty and RMS in our operations. The increase in SG&A expenses related to RMS operations occurred as a result of the Company's ongoing investment in infrastructure and personnel as the Company continues to expand its onsite service model into additional markets.

The Company incurred an additional $0.3 million in SG&A expenses when it consolidated its operations upon moving to its new facility in Fort Worth, Texas.

Interest Expense

Interest expense incurred during the first nine months of fiscal year 2001 was approximately $0.7 million, an increase of approximately $0.1 million or 20% from the nine months of fiscal year 2000. The increase in interest expense occurred primarily as a result of the Company incurring additional term debt and entering into capital lease agreements to fund certain capital investments.

Income Tax

Our effective income tax rate for the first nine months of fiscal year 2001 was 34%. Based on estimates of recoverability of deferred tax assets, the Company recorded a tax benefit of $0.4 million for the operating loss for the nine-month period ended June 30, 2001. The Company recorded a tax provision of $0.1 million for the operating income for the nine months ended June 30, 2000. (See Note 3 - Income Taxes in Notes to the Consolidated Financial Statements)


THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Revenue

Revenue was $11.3 million for the third quarter of fiscal year 2001 a decrease of $1.0 million from the third quarter of fiscal year 2000. Despite generating an incremental increase of $0.8 million as a result of the inclusion of RMS, the Company experienced weaker pricing for both R22 and R134a, two of the Company's core refrigerants when compared to the corresponding period in the prior year. Furthermore, the Company sold a lower volume of R134a into both the stationary market and automotive aftermarket than it sold during the third quarter of the prior year. In addition, the Company's ballast division experienced a decrease of $0.1 million.


Gross Margin

Gross Margin for the third quarter of fiscal year 2001 was $3.0 million, a decrease of $0.5 million or approximately 14.0%. Gross Margins from the sales of refrigerant and refrigerant related services decreased by $0.4 million during the third quarter of fiscal year 2001. Of the $0.4 million decrease in gross margin, approximately $0.7 million resulted from the sale of refrigerants through the Company's traditional distribution channels, offset by the increased gross margin of $0.3 million generated from RMS refrigerant and service revenues. During the third quarter and first nine months of fiscal year 2001, a substantial portion of the revenue generated from the existing RMS operations was service revenue, which typically generates higher gross margins than traditional sales of refrigerant.

Gross margin resulting from the processing of lamp ballasts during the third quarter of fiscal year 2001 decreased by approximately $0.1 million compared to the corresponding period in the prior year.

Total gross margin as a percentage of sales decreased to 26.9% during the third quarter of fiscal year 2001, compared to 28.7% in gross margin realized during the corresponding period in the prior year. The decrease in gross margin as a percentage of sales occurred, primarily, as a result of a decrease in gross margin from the Company's traditional channels of refrigerant distribution and because the Company's ballast division continues to shift its product mix away from PCB ballasts toward the processing of fluorescent lamps and non PCB lamp ballasts both of which, despite having a longer life cycle than PCB ballasts, generate lower margins.

Selling, General & Administrative

Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal year 2001 increased 13% to $2.8 million from $2.5 million of SG&A expenses incurred during the third quarter of fiscal 2000. Of the $0.3 million increase in the third quarter SG&A expenses, $0.4 million occurred as a direct result of incremental increased expenses directly related to the inclusion of Liberty and RMS in our operations. The increase in SG&A expenses occurred primarily as a result of the Company's ongoing investment in infrastructure and personnel as the Company continues to expand its onsite service model into additional markets, offset by SG&A expense reductions associated with the traditional distribution channels.

Interest Expense

Interest expense incurred during the third quarter of fiscal year 2001 was approximately $233,000, an increase of approximately $10,000 or 4.6% from the third quarter of fiscal year 2000. The increase in interest expense occurred primarily as a result of a higher average balance on the Company's revolving credit agreement. The average balance of the Company's revolving credit agreement was higher during the third quarter of fiscal year 2001 than during the corresponding period in the prior year, primarily, because the Company received an infusion of approximately $2.0 million in capital during fiscal year 2000. During the third quarter of 2001, the Company has not received any cash as a result of an equity issuance. Furthermore, the Company has incurred additional term debt and capital leases to fund capital investments during the third and forth quarters of fiscal year 2000 and the first and second quarters of fiscal year 2001 which added incremental interest expense, which was not present during the corresponding quarter during the prior year.

Income Tax

Our effective income tax rate for the third quarter of fiscal year 2001 was 34%. The Company recorded a tax provision of $7,697 for the operating income and $83,628 for the gain on discontinued operations for the three-month period ended June 30, 2001. The Company recorded a tax provision of $317,395 on earnings generated during the quarter ending June 30, 2000. (See Note 3 - Income Taxes in Notes to the Consolidated Financial Statements)

Liquidity and Capital Resources

The Company is able to fund its normal working capital requirements mainly through operations and utilization of its existing credit facilities.

EVTC's cash and cash equivalents decreased by approximately $135,000 to $0.1 million at June 30, 2001. The decrease occurred primarily as a result of cash used in investing activities of $0.7 million, offset by cash provided by operating activities and financing activities of $0.4 million and $0.2 million, respectively.

Net cash provided by operating activities was comprised of $0.1 million provided by working capital and other activities, and the net loss adjusted for non-cash items of $0.3 million. Net cash provided by working capital and other activities resulted primarily from an increase in accounts payable and accrued liabilities offset by an increase in receivables and inventories. Accounts receivable were $8.4 million and $7.1 million at June 30, 2001 and September 30, 2000, respectively. The increase in the Company's accounts receivable balance was the result of a higher level of sales at the end of the third quarter of 2001, relative to the second quarter of 2001 which is a direct result of seasonal demand of refrigerant and refrigerant services. Inventory levels increased to $8.4 million at June 30, 2001, compared to $7.8 million at September 30, 2000. The increase in inventory occurred because of an increase in seasonal demand for our refrigerant products and because of inventory purchased.

Net cash used in investing activities during the nine months ended June 30, 2001 was approximately $0.7 million. Of the $0.7 million, approximately $0.2 million were capital improvements to the Company's new facility in Fort Worth, Texas and $0.9 million related to new onsite service vehicles and other capital projects, offset by cash provided by the change in other assets of $0.4 million which included a $250,000 payment on a long term note receivable.

Net cash provided by financing activities during the nine months ended June 30, 2001 was approximately $0.2 million, representing borrowings against the Company's revolving credit agreement, net of repayments on various notes payable.

Effective May 14, 2001, the Company's Board of Directors appointed Bob Stephens Chief Executive Officer, who succeeded George Cannan, Sr., who will remain Chairman of the Board of Directors and President of Environmental Materials Corporation, a wholly-owned subsidiary of the Company. As a result of this change in Senior Management, the Company is in technical violation of one of the loan covenants on its revolving loan agreement with CIT. The Company notified CIT of the aforementioned change of management and expects a formal resolution to this technical issue within 60 days.

The Company is in preliminary discussions with a company that is a leading manufacturer and marketer of high quality, innovative cleaning products for Commercial, Governmental, and Institutional work environments. The potential acquisition company has maintained a long-term customer relationship with the Company dating back to the late 1970's. A offer to the acquisition candidate is contingent upon the Company's Board of Directors approval and would be financed by the issuance of additional shares of stock.

Due to the average trading price over the past 30 consecutive trading days the Company was notified on June 18th by NASDAQ that the Company will be provided 90 calendar days to comply with the Small Cap Market rule requiring the bid price of the Company's common stock to be at least $1.00 for a minimum of 10 consecutive trading days. If the Company is unable to comply with the Rule the Company's securities is subject to delisting, which the Company can appeal to the Nasdaq Listing Qualifications Panel.

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

Assuming the current variable rate debt and investment levels, a one-point change in interest rates would impact interest expense by approximately $89,000.

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

                           Not applicable

Item 5.           Other Information

                           Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  On June 1, 2001 the Company filed Form 8-K reporting the resignation of its President, David A. Keener, and its Chief Financial Officer, Timothy Hinkhouse. Chief Executive Officer Bobby G. Stephens assumed Mr. Keener's responsibilities and it was reported that Richard Dykstra replaced Mr. Keener as President of Refrigerant Reclaim Services, Inc. dba: Full Circle, Inc., a wholly-owned subsidiary of the Company.


                  There are no exhibits.

                           EVTC, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EVTC, Inc.

Date:  August 14, 2001              By:    /s/ George Cannan

                                           Chairman of the Board

                                           /s/  Bobby G. Stephens

                                           Chief Executive Officer and President

                                           /s/  Darrell E. Brown

                                           Corporate Controller