Form 10-K405
period 2001-09-30
EVTC INC
filed 2002-01-15
CIK 888956

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2001

    [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to _________.

                         Commission File Number 0-20986
                                                -------

                                   EVTC, INC.
                                   ----------
                (Name of Registrant as Specified in Its Charter)

Delaware                                                       22-3005943
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

3125 Bolt Street
Fort Worth, Texas                                                76110
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (817) 759-8900
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                    Securities registered under Section 12(b)
                     of the Securities Exchange Act of 1934:

                                                         Name of Each Exchange
Title of Each Class                                      On Which Registered
--------------------------------------------------------------------------------
                                NONE

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

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant on January 4, 2002 computed by reference to the price at which the stock was sold on that date: $3,026,519.

    The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of January 14, 2002, was 7,635,475.

    Documents Incorporated by Reference: None

                                   EVTC, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

         ITEM                                                                       PAGE
         ----                                                                       ----
           1.   Description of Business                                               3

           2.   Description of Property                                              14

           3.   Legal Proceedings                                                    14

           4.   Submission of Matters to a Vote of Security Holders                  14

           5.   Market for Common Equity and Related Stockholder Matters             15

           6.   Selected Financial Data                                              17

           7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                 18

           7a.  Quantitative and Qualitative Disclosures About Market Risk           24

           8.   Financial Statements                                                 25

           9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                 49

           10.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) Of the Exchange Act                  49

           11.  Executive Compensation                                               51

           12.  Security Ownership of Certain Beneficial Owners and Management       53

           13. Certain Relationships and Related Transactions                        53

           14.  Exhibits and Reports on Form 8-K                                     54

ITEM 1.    DESCRIPTION OF BUSINESS

EVTC, Inc. (the "Company") was incorporated in 1989 under the name "Environmental Technologies Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." EVTC, through its wholly owned subsidiaries, engages in the marketing and sale of refrigerants, refrigerant reclaiming services and recycling of fluorescent light ballasts and lamps. The Company also manufactured and distributed refrigerant recycling and recovery equipment prior to the discontinuation of such operations in July 1998 and the Company marketed interactive marketing and media to consumer services via the Internet until its discontinuation in 2000.

The following table sets forth information relating to the approximate dollar amounts and percentages of revenues derived from the Company's sales of refrigerants and ballast recycling:

                           YEARS ENDED SEPTEMBER 30,
                                    (000'S)

                             2001                2000                1999
                       ----------------    ----------------    ----------------
Refrigerants           $29,481       90%   $32,474       90%   $34,897       90%
Ballast Recycling        3,456       10%     3,767       10%     3,835       10%
                       -------  -------    -------  -------    -------  -------
                       $32,937      100%   $36,241      100%   $38,732      100%
                       =======  =======    =======  =======    =======  =======

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

During the phaseout of CFCs, HCFCs are used as interim CFC substitutes. HCFC refrigerants include R-22, R-123, R-124, R-401, and R-402. Due to HCFCs ozone depletion potential, their production in the United States is scheduled to be phased-out over the next 20 years. Several European countries and Canada have already put stringent production and import caps on HCFCs. While no production or import caps are currently in place in the United States, the Environmental Protection Agency is closely monitoring production and importing of HCFCs into the United States.

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

To further broaden the scope of its core business, the Company acquired Refrigerant Management Services, Inc. ("RMS") of Phoenix, Arizona in May of 2000. RMS is a dominant refrigerant reclaimer and service provider in the Southwestern portion of the United States, having developed and refined a business model which incorporates custom built refrigerant service vehicles that provide enhanced onsite refrigerant recovery and cylinder evacuation services to the Heating, Ventilation, Air Conditioning and Refrigerant (" HVAC/R") industry.

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

To further enhance the scope of its core business, the Company acquired the remaining 50% interest of Liberty Technology International, Inc. ("LTI") which resulted in 100% ownership of a refrigeration separation plant that provides a cost effective and environmentally sound alternative to total destruction of mixed refrigerants. LTI is one of the largest separation facilities in the country.

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

MARKETING AND SALES

Marketing programs are conducted through the efforts of Company sales personnel and manufacturers sales representatives. The Company utilizes various marketing methods, including direct mailings, trade publications, telemarketing, print advertising, in-person solicitation, participation in trade shows and the Internet (www.evtc.com).

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

Autozone, Inc. accounted for 11% of the company's annual net sales during fiscal year 2001 and 10% during fiscal year 2000. No single customer accounted for more than 10% of the Company's revenues during the year ended September 30, 1999.

The Company typically seeks to fill customer orders within two days of receipt. Accordingly, at September 30, 2001, the Company had no material backlog for any product line. In order to fill orders within the foregoing time frame, the Company seeks to maintain a significant inventory of refrigerants, raw materials and finished goods and solicits customers to place preseason order commitments for their in season refrigerant needs.

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

During 1996 and 1997, the EPA published proposed regulations, which, if enacted, would require participation in third-party certification programs similar to the ARI program. Such proposed regulations would also require laboratories designed to test refrigerant purity to undergo a certification process. As of December 1999, the regulations had not been mandated and were under review. The Company anticipates these regulations to pass and is prepared, if required, to obtain EPA certification.

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

                                   THE COMPANY

RISK FACTORS

Except for the historical information contained herein, the matters discussed in this section are forward-looking statements that involve risks and uncertainties. The forward-looking statements in this section are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors, including without limitation, the market and the pricing for direct marketing Internet services, operating costs, the presence of competitors with greater resources, the Company's need for liquidity, and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

On May 17, 1999 the Company received notification from the Nasdaq Listing Qualifications Panel (the "Panel") informing the Company of the Panels decision to move trading of the Company's common stock from the National Market to the Nasdaq Small Cap Market, subject to successfully completing the required application and review process. The Panel determined that the Company had evidenced compliance with the minimum bid price requirement of $1.00 per share; however, the Panel was of the opinion that the Company failed to present a definitive plan which would enable it to evidence compliance with the $5,000,000 minimum market value of public float requirement for continued listing on the Nasdaq National Market within a reasonable period of time. The Panel noted that the Company appears to comply with all requirements for continued listing on The Nasdaq Small Cap Market. The Company successfully completed the application and review process, demonstrating compliance with all requirements for inclusion on the Nasdaq SmallCap Market and effective with the open of business on May 20, 1999, the Company's common stock began trading on to the Nasdaq SmallCap Market. Due to the average trading price over the prior 30 consecutive trading days, the Company was notified on June 18, 2001 by NASDAQ that the Company would be provided 90 calendar days to comply with the Small Cap Market rule requiring that the bid price of the Company's common stock to be at least $1.00 for a minimum of 10 consecutive trading days. If the Company is unable to comply with the Rule the Company's securities is subject to delisting. NASDAQ suspended enforcing this rule from mid-September until January 2, 2002. The Company has not received written notification that its' securities are subject to delisting. At the time of any notification, the Company may appeal the NASDAQ staff's decision to a NASDAQ Listing Qualifications Panel. If the Company were to fail to meet the requirements for continued listing it could have a materially adverse effect on the price of the Company's common stock.

The Company finances its working capital requirements with The CIT Group/Business Credit (CIT) through a $12.3 million long-term revolving credit facility (the "Credit Facility"). As of September 30, 2001, $8.3 million was outstanding under the Credit Facility. The Credit Facility is due in December 2002.

The Company was notified of a technical default by CIT on November 21, 2001 as the result of an overadvance on the Credit Facility. The Company is currently operating under a Forbearance Agreement, as amended, with CIT dated January 8, 2002. As part of the Forbearance Agreement, CIT agrees to forbear from exercising any of its rights and remedies arising from or as a result of, the default until the Forbearance Termination Date, January 22, 2002. If the Company is in compliance with the terms of the Forbearance Agreement by January 22, 2002 the existing default is deemed waived. The terms of the Forbearance Agreement provide for, among others, the repayment in full of the overadvance by January 23, 2002. The amount of the overadvance is approximately $185,000 as of January 14, 2002. This obligation is expected to be repaid from a $400,000 Subordinated Loan commitment. The Company has a commitment for a $400,000 Subordinated Loan at an interest rate of 10%, payable monthly, that will mature on January 31, 2004. As a condition of the commitment, the Company agrees to issue 500,000 5-year warrants at an exercise price of $1.00, with underlying common stock to be registered by EVTC within 12 months. The funding of the Subordinated Loan will be $200,000 on January 22, 2002 and $200,000 on February 12, 2002. If the Company is not in compliance by the Forbearance Termination Date, the maturity of the debt may be accelerated. If the Company is unable to comply with the Forbearance Agreement and return to profitable operations, it may not be able to continue as a going concern.

The Company has approximately one million pounds of mixed refrigerant at its facilities. This mixed refrigerant is expected to be separated by the Liberty operation as part of Full Circle. Liberty is currently in an updating phase and management expects it to be fully operational by March 31, 2002. If Liberty does not become operational there is a potentially large cost to dispose of the mixed refrigerant with third parties.

RESEARCH AND DEVELOPMENT

The Company's management places emphasis on obtaining the technology and developing the products to achieve superiority in its industry. However, research and development costs to date have not been material.

During the fiscal year ended September 30, 1996, the Company entered into a 50% joint venture with an unaffiliated company. The venture's name is Liberty Technology International, Inc. ("LTI"). LTI developed and constructed a refrigeration separation plant that provides a cost effective and environmentally sound alternative to total destruction of mixed refrigerants. On April 1, 2000, the Company acquired the remaining 50% interest in LTI. As a result of this transaction, LTI became a wholly owned subsidiary of EVTC, which changed its method of accounting for LTI from the equity method to the consolidation method. At September 30, 1999, the Company had advanced/invested approximately $0.4 million in LTI, which is included in other assets in the accompanying consolidated balance sheets. LTI's operations commenced in January of 1997. LTI is one of the largest refrigerant separation facilities in the country. LTI is being updated and not currently operating as discussed above in the Risk Factors.

During 1999, the Company reported the earnings and losses related to the aforementioned venture under the equity method of accounting. Investment income or loss is included in other income of the consolidated financial statements. To date, the income related to this joint venture has not been material to the Company's financial statements. The Company recorded an $85,392 investment loss for the months prior to the acquisition (October 1999 - March 2000). Since the remaining 50% interest was acquired on April 1, 2000, Liberty is accounted for using the consolidation method in the September 30, 2000 and 2001 financial statements.

QUALITY ASSURANCE & ENVIRONMENTAL COMPLIANCE

The Company utilizes in-house quality and regulatory compliance control procedures. The Company maintains its own in-house analytical testing to assure that reclaimed refrigerants comply with ARI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company is dedicated to quality control and regulatory compliance and provides extensive quality control and regulatory compliance training to all operations personnel. In addition, management is significantly involved in regulatory compliance efforts.

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

EMPLOYEES

At September 30, 2001, the Company employed approximately 100 persons, including its executive officers. The Company believes its employee relations are good.

ACQUISITIONS

During the fiscal year ended September 30, 2001, EVTC did not make any acquisitions.

On December 28, 2001, EVTC executed a letter of intent with a group from Houston, Texas for a $1 million investment in the common stock of EVTC as well as the acquisition of the assets of Innovative Waste Technologies, Inc. (IWT) by EVTC. The letter of intent is subject to a number of conditions including shareholder approval and the execution of definitive documents.

The terms of the letter of intent reflect that the Company agrees to issue fifteen million shares (15,000,000) of its restricted common stock to IWT in exchange for $1,000,000 and certain assets. The Company also agrees to grant an option to IWT for fifteen million shares at the strike price of $1.00 per share. If the transaction is not consummated by January 31, 2002, the agreement is null and void. A change in control will occur if the transaction is consummated. No assurances can be given that the IWT transaction will consumate.

IWT is not currently an operating entity. The IWT assets to be acquired consist primarily of technology, land, and marketable securities. Management believes the value of the assets expected to be acquired are approximately $10,000,000; however, no formal appraisal or valuation has been performed on the whole of the assets to be acquired. Any costs and expenses associated with the start-up of IWT's operation, both in the near term and in the future, are expected to be funded by the issuance of additional debt or equity. A timetable for the start-up for IWT has not been established at this time. The technology, when operational will allow the Company to be competitive in the treatment and recycling of marine and industrial waste.

Effective March 24, 2000, EVTC, through its wholly owned subsidiary, e-solutions, acquired afreegift.com, Inc. As a result of this transaction, e-solutions directly marketed business to consumer services through its getafreegift.com web site. The total consideration paid for getafreegift.com at the time of acquisition was approximately $1.0 million of which $0.8 million advanced to e-solutions prior to the closing of the transaction and $0.2 million was assumed in liabilities. In December 2000, the Company's Board of Directors adopted a plan to discontinue the operations of e solutions Marketing, Inc. The Company completed the plan to liquidate the tangible assets of this segment. The plan to discontinue this segment is discussed in detail in Note 8 - Discontinued Operations in the Notes to Consolidated Financial Statement section and in the Dispositions section below.

On April 1, 2000, the Company acquired the remaining 50% interest in Liberty Technologies International, Inc. ("Liberty") from Concorde Science and Technology, Inc. ("Concorde"), its previous joint venture partner. As a result of this transaction, Liberty became a wholly owned subsidiary of EVTC, which changed its method of accounting for Liberty from the equity method to the consolidation method. The acquisition of Liberty enhances the Company's ability to separate mixed refrigerant, which will facilitate better margin potential and provide additional streams of revenue, which reside outside of the normal refrigerant market. The total consideration paid by EVTC for the remaining fifty percent interest in Liberty was approximately $1.6 million. Of the $1.6 million paid, $0.6 million was paid by issuing EVTC common stock, $0.4 million in loan cash advances to the joint venture (which occurred in prior periods), and approximately $0.6 million in assumed liabilities. Furthermore, the purchase agreement contained a provision whereby the Company would be obligated to issue additional shares to Concorde in the event that EVTC's common stock was trading at a price lower than $5.00 per share at March 31, 2001. This acquisition was considered a below market guarantee, as shares were trading at $12.75 on the day the transaction was consummated. The value of the transaction did not change from the original value assigned at the transaction date, the fair value of shares issued unconditionally at the date of acquisition.

Effective May 5, 2000, the Company acquired all the common stock of Refrigerant Management Services, Inc. ("RMS") of Phoenix, Arizona. By virtue of this acquisition, EVTC acquired the dominant refrigerant reclaimer and service provider in the southwestern portion of the United States. Total consideration for the acquisition of RMS at the date of acquisition was approximately $2.5 million, of which approximately $0.5 million was paid in EVTC's common stock, $1.4 million was paid in cash, and $0.6 million of liabilities were assumed by the Company. The former shareholders of RMS have rights to additional contingent consideration if they achieve certain financial objectives over the three-year period following the closing date of the acquisition. The calculation and settlement of the contingent consideration related to the acquisition of Refrigerant Management Services, Inc. has been completed and no additional consideration is due. EVTC recorded approximately $1.3 million in intangibles as a result of this transaction, which was accounted for as a purchase.

DISPOSITIONS

RECYCLING AND RECOVERY EQUIPMENT BUSINESS SEGMENT

During July 1998, the Company's Board of Directors adopted a plan to discontinue its Recycling and Recovery Equipment business segment. The Company has initiated a liquidation program to sell all assets of the segment. Management intended for the disposal of the segment to be completed by June 30, 1999 (the Phase-Out Period), however during fiscal 1999 those estimates were revised to June 30, 2000. The Company had liquidation revenues of $0.6 and $1.2 million and incurred direct costs of $0.3 million and $0.4 million for fiscal year 2000 and 1999, respectively.

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

The Company had liquidation revenues of $0.4 million and incurred direct cost of $0.2 million during fiscal 2001. At September 30, 2001 no assets remained related to these operations.

e SOLUTIONS MARKETING, INC. BUSINESS SEGMENT

During December 2000, the Company's Board of Directors adopted a plan to discontinue the operations of e solutions Marketing, Inc., its segment that directly marketed business to consumer services via the Internet. The Company initiated a plan to liquidate the tangible assets of this segment and settle outstanding liabilities. Management intended to complete the disposal of the segment within ninety days from the adoption of the liquidation plan. For financial statement purposes, the Company accounted for this segment as discontinued operations in fiscal year 2000.

In fiscal year 2000, losses on discontinued operations were $0.8 million. At September 30, 2000, the remaining assets of e Solutions Marketing, which were comprised of goodwill, gift inventory, web site development costs and certain pieces of machinery and equipment were written down from $1.3 million to $0.0 to reflect the estimated net realizable value of such assets.

During May and June 2001, e Solutions obtained favorable settlements with vendors included in the "Liabilities of Discontinued Operations" as of September 30, 2000. The pre-settlement liabilities totaling $350,036 were settled for cash payments totaling $109,313, netting a gain of $240,723 pretax in fiscal year 2001.

ITEM 2.     DESCRIPTION OF PROPERTY

During fiscal 2001 the Company occupied nine locations in the United States, which are leased from third parties, with the two exceptions noted below. The following summarizes the location, square footage of the building or leased space, and use of each facility. The Company believes that these facilities are adequate for its existing and near-term future needs and that its facilities are adequate for its current and proximate future needs. The Company terminated operations from the Chicago, IL, Phoenix, AZ, and Holland, MI locations effective as of October 1, 2001 and closed the facilities. The cost associated with terminating these leases and related expenses were accrued as of September 30, 2001.

                      LOCATION            SQUARE FOOTAGE                  USE
                      --------            --------------                  ---
                   Lakewood, NJ               21,000          Refrigerant packaging and
                                                              Distribution center

                   Bronx, NY                  13,500          Ballast recycling

                   Fort Worth, TX             60,000          Reclamation and refrigerant
                                                              storage facility; Executive
                                                              offices
                                                              (Replaced Hurst, TX
                                                              Facility)
                   Hurst, TX                  26,000          Reclamation and refrigerant
                                                              storage facility; Executive
                                                              offices
                                                              (Replaced by Bolt Street
                                                              facility in November 2000)

                   Chicago, IL                 9,375          Recovery, storage and
                                                              Distribution center
                                                              (location closed effective
                                                              10/01/01)

                   Orlando, FL                 3,640          Recovery, storage and
                                                              Distribution center

                   Kapolei, HI                 5,000          Recovery, storage and
                                                              Distribution center

                   Phoenix, AZ                 5,842          Recovery, storage and
                                                              Distribution
                                                              center (location closed
                                                              effective 10/01/01)

                   Holland, MI                 4,800          Manufacturing, recovery,
                                                              storage and Distribution
                                                              center (location closed
                                                              effective 10/01/01)

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

Additionally, the Company acquired the 60,000 square foot warehouse facility and office space in Fort Worth, Texas in July 2000. The warehouse replaced the Hurst location as its reclamation and refrigerant storage facility and corporate headquarters. The Hurst lease expired December 31, 2000. This acquisition was financed through a note payable to Heritage National Bank. See Note (5) - Note Payable for details of the loan.

ITEM 3.  LEGAL PROCEEDINGS

The only legal proceeding pending against the Company or involving the Company is a tax levy by the Internal Revenue Service ("IRS"). During fiscal 2000, the IRS imposed an excise tax levy of $0.4 million relating to refrigerant imported by the Company during fiscal year 1994. The Company is still negotiating the settlement of the tax levy.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                      COMMON STOCK              HIGH        LOW
              ------------------------------    ----        ---
              YEAR ENDED SEPTEMBER 30, 2001

              First Quarter                   $ 3.5938   $  .4375


              Second Quarter                    1.8750      .7188


              Third Quarter                     1.1000      .6100


              Fourth Quarter                     .8300      .1800


              YEAR ENDED SEPTEMBER 30, 2000

              First Quarter                   $ 6.7188   $ 1.0313


              Second Quarter                   13.8750     2.5000


              Third Quarter                    15.2500     9.1250


              Fourth Quarter                   14.8750     2.2813

As of September 30, 2001, there were 48 record holders of the Company's Common Stock. The Company believes that there are in excess of 1,000 beneficial owners of the Company's Common Stock.

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

In fiscal 2001, the Company issued an additional 174,690 shares of common stock to Concorde Science and Technology. The shares were contingent shares related to the acquisition of Concorde's 50% interest in Liberty Technologies. Their issuance was contingent on the stock price, so that if the stock was below $5.00 per share then additional shares were issued as additional consideration. This was a below market guarantee, as shares were trading at $12.75 on the day the transaction was consummated. The value of the transaction did not change from the original value assigned at the transaction date, the fair value of shares issued unconditionally at the date of acquisition.

In addition, in fiscal 2001 the Company issued 16,500 shares if stock based on employee's exercising options that were granted under the Company's Employee Stock Option Plans.

ITEM 6.   SELECTED FINANCIAL DATA

Selected financial data is set forth below as of and for each of the five fiscal years ended September 30th. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto included elsewhere in this Report.

                                                                        YEARS ENDED SEPTEMBER 30,
                                                  -----------------------------------------------------------------
                                                      2001          2000        1999          1998          1997
                                                  ----------    ----------    ----------   ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
         STATEMENT OF OPERATIONS DATA:

         Net Sales                                $   32,937    $   36,241    $   38,732   $   38,483    $   55,097
         Income (Loss) From
              Continuing Operations                   (4,566)          130           470       (5,188)        3,261

         Income (Loss) From
             Continuing Operations Per Share
                    Basic                               (.61)          .02           .09        (1.04)         0.65

                    Diluted                             (.61)          .02           .09        (1.04)         0.64

         Gain(Loss) From
              Discontinued Operations                    393        (2,395)           --       (6,298)       (2,376)

         Gain(Loss) From
              Discontinued Operations Per Share
                    Basic                               0.06          (.36)           --        (1.26)         (.47)

                    Diluted                             0.06          (.34)           --        (1.26)         (.47)

                                                      SEPTEMBER 30,
                                    -----------------------------------------------------
             BALANCE SHEET DATA:     2001        2000       1999       1998       1997
                                    --------    --------   --------   --------   --------
        Working Capital (Deficit)   $ (1,198)   $  2,553   $  5,656   $  4,104   $ 14,893
        Total Assets                  21,216      24,902     21,950     23,561     37,546
        Total Debt                    10,479      10,244      9,742     11,992     13,500
        Total Shareholders'
         Equity                        5,228       9,412      8,378      7,110     18,595

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

The Company, as a result of the Board of Directors' decision on November 21, 2000, to discontinue the operations of e solutions marketing, Inc. has two reportable operating segments: refrigerant and ballast recycling. The refrigerant segment engages in the marketing and sales of refrigerant and refrigerant related services as well as performing refrigerant reclaiming services. The ballast recycling segment engages in the recycling and disposal of fluorescent light ballasts and the brokering of fluorescent lamps for their ultimate disposal.

QUARTERLY FINANCIAL INFORMATION
(in thousands, except per share data - unaudited)

                                             DEC. 31      MAR. 31       JUN. 30      SEPT. 30       YEAR
                                           ----------    ----------    ----------   ----------    ----------
2001
    Revenue                                $    6,258    $    8,858    $   11,255   $    6,566    $   32,937
   Gross Profit                                 1,598         2,541         3,030        1,015         8,184
   Net Income (loss) before discontinued ops     (826)         (119)           15       (3,636)       (4,566)
        Basic (Loss) Earnings per share          (.11)         (.02)          .00         (.48)         (.61)
        Diluted (Loss) Earnings per share        (.11)         (.02)          .00         (.48)         (.61)
   Net Income (loss) after discontinued ops      (826)         (119)          177       (3,404)       (4,172)
        Basic (Loss) Earnings per share          (.11)         (.02)          .02         (.44)         (.55)
        Diluted (Loss) Earnings per share        (.11)         (.02)          .02         (.44)         (.55)
   Common stock price per share
        High                                     3.59          1.88          1.10          .83          3.59
        Low                                       .44           .72          0.61          .18           .18

2000
   Revenue                                      4,774         8,909        12,266       10,292        36,241
   Gross Profit                                 1,133         1,802         3,521        3,083         9,539
   Net Income (loss) before discontinued ops     (459)          126            56          (98)          130
         Basic (Loss) Earnings per share         (.08)          .02           .08          .00           .02
         Diluted (Loss) Earnings per share       (.08)          .02           .08          .00           .02
   Net Income (loss) after discontinued ops      (459)          126           561       (2,492)       (2,264)
         Basic (Loss) Earnings per share         (.08)          .02           .08         (.36)         (.34)
         Diluted (Loss) Earnings per share       (.08)          .02           .08         (.34)         (.32)
   Common stock per share
         High                                    6.72         13.88         15.25        14.88         15.25
         Low                                     1.03          2.50          9.13         2.28          1.03

GOING CONCERN OPINION

     Our independent certified public accountants' report on our consolidated financial statements for the year ended September 30, 2001 contains an explanatory paragraph regarding our ability to continue as a going concern. Among the factors cited by the accountants that raised substantial doubt to our ability to continue as a going concern are continued recurring losses from operations, negative working capital at September 30, 2001 and the Credit Facility default and Forbearance Agreement currently in place. The accountants state that our ability to continue as a going concern is subject to the attainment of profitable operations and seeking additional funding through various financing arrangements. We have developed a plan to achieve profitability and allay doubts about our ability to continue as a going concern. This plan includes: (1) completion of our reorganization plan that began in fiscal 2001, (2) consummation of the IWT acquisition, as further discussed below, and (3) issuance of additional debt and equity. At this time we have a commitment for $400,000 of additional debt financing as also discussed below.

     YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000

RESULTS OF CONTINUING OPERATIONS

REVENUE

Our Revenue was $32.9 million for the year ended September 30, 2001, a decrease of $3.3 million or 9.1% from $36.2 million generated in fiscal year 2000.

Revenues generated from the sale of refrigerant were $29.5 million, a decrease of $3.0 million or 9.2% from $32.5 million generated during the prior year. The decrease in sales occurred primarily as a result of weaker demand and pricing for one of our core refrigerants R-134a. This decrease in sales was offset by incremental revenue of approximately $2.6 million resulting from the inclusion of the operating results of RMS (which was acquired during 2000) combined with increased sales of other refrigerants, particularly R-22. Ballast revenue for the year ended September 30, 2001 was $3.4 million, a decrease of $0.3 million from 2000.

GROSS PROFIT

Gross profit generated from sales were $8.2 million, a decrease by $1.4 million or 14.7% compared to $9.5 million generated during fiscal year ended 2000. Total gross profit as a percentage of sales decreased to 24.8% for the year ended September 30, 2001 compared to 26.3% generated during the prior year.

Of the $1.4 million decrease, gross profits from the sales of refrigerant and refrigerant related services decreased by $1.1 million during fiscal year 2001 to $7.0 million. This $1.1 million decrease in gross profit, resulted from approximately $2.0 million decline from sales of refrigerants through the Company's traditional channels and automotive division, and gross profit and offset by a $.9 million increase in gross profit resulting from incremental gross profit generated from the acquisition of RMS. A substantial portion of the revenue generated from the existing RMS operations was service revenue, which typically generates higher gross profits than traditional sales of refrigerant. The higher than normal demand and price for R-12 offset the lower than normal prices for R-22 and R-134a. The Company's ability to maintain its current level of R-12, R-134a and R-22 sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of these refrigerants and historically has purchased from a number of manufactures and suppliers. The Company's refrigerant reclamation and separation will continue to serve as important sources of R-12, as well as other CFC and non-CFC refrigerants.

Gross profit resulting from the processing of lamp ballasts during fiscal 2001 decreased by approximately $.3 million compared to fiscal 2000. The Company's ballast division continues to shift its product mix away from PCB ballasts toward the processing of fluorescent lamps and non-PCB lamp ballasts, both of which, despite having longer life cycles than PCB ballasts, generate lower gross profits.

SELLING, GENERAL & ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for the year ended September 30, 2001 were $11.4 million, an increase of $3.3 million or 40.7% from $8.1 million incurred during the year ended September 30, 2000. Of the $3.3 million increase, $2.1 million resulted from the inclusion of both the RMS and Liberty operations for a full year, as these entities were acquired during the fiscal year 2000. In addition, the Company incurred approximately $0.5 million in incremental SG&A expenses related to the restructuring of the Company's marketing, distribution, and corporate organization and closure of leased facilities. The Company's corporate expenses accounted for $.7 million of the increased SG&A expense increase.

 In 1999, the Company's SG&A expenses contained a recovery of a receivable which was recorded as a reduction to SG&A expense of $0.8 million. During 2000, the Company recovered $0.2 million from such a receivable.

INTEREST EXPENSE

Interest expense for the year ended September 30, 2001 was $1.1 million, an increase of $0.3 million or 30% percent from the prior year. The increase in interest expense occurred primarily as a result of the Company incurring additional term debt and entering into capital lease agreements to fund certain capital investments.

OTHER (INCOME) EXPENSE, NET

Other income and expenses, net was a $0.1 million income for fiscal 2001 primarily consisting of $0.1 million of accrued interest income on other non-current assets.

Other income and expenses, net was a $0.5 million expense for fiscal 2000 primarily consisting of a $0.4 million charge levied by the IRS, which related to refrigerant that the Company imported during 1994. The $0.4 million charge was combined with $0.1 million in other miscellaneous non-operating expenses.

RESULTS OF DISCONTINUED OPERATIONS

During December of 2000, the Company's Board of Directors adopted a plan to discontinue e solutions Marketing, Inc., its business segment which directly marketed business to consumer services via the Internet. The Company initiated a plan to liquidate the tangible assets of this segment and settle the liabilities of this discontinued operation during fiscal 2001. During May and June 2001, e Solutions obtained favorable settlements with vendors included in the "Liabilities of Discontinued Operations" as of September 30, 2000. The pre-settlement liabilities totaling $350,036 were settled for cash payments totaling $109,313, netting a gain of $240,723 pretax in fiscal year 2001.

For financial reporting purposes for fiscal 2000, management's decision to discontinue e-solutions after yearend was presented in the fiscal 2000 financial statements. The Company recorded a loss from discontinued operations of $0.8 million and loss on the disposal of the discontinued segment of $1.2 million for fiscal 2000.

During July of 1998, the Company's Board of Directors adopted a plan to discontinue its recycling and recovery equipment segment for which the Company initiated a liquidation program to sell all assets of the segment. In July of 2000, the Company recognized a charge of $0.4 million to loss from discontinued operations to write down the segment's remaining assets to its salvage value. The Company had liquidation revenues of $0.4 million and incurred direct cost of $0.2 million during fiscal 2001. At September 30, 2001 no assets remained related to these operations.

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

GROSS PROFIT

Gross profit generated from sales were $9.5 million, an increase by $3.1 million or 48.4% compared to $6.4 million generated during fiscal year ended 1999. Total gross profit as a percentage of sales increased to 26.3% for the year ended September 30, 2000 compared to 16.4% generated during the prior year.

Of the $3.1 million increase in gross profit, approximately $1.2 million occurred as a result of the inclusion of RMS and Liberty in the Company's operations. The acquisition of RMS provides an additional channel of distribution of refrigerant, recovery, and reclamation services into the HVAC/R industry. Because the RMS business model provides value added services and complete reclaiming and recovery solutions to its customer base, it realized significantly higher margins than our traditional core refrigerant sales, which in turn mitigates, to a certain extent, some of the Company's exposure to volatile refrigerant pricing conditions. The remaining increase of $1.9 million in gross profit occurred as a result of higher than normal demand and prices for R-12 offset slightly by lower than normal prices of R-22 and R-134a. The Company's ability to maintain its current level of R-12, R-134a and R-22 sales for the foreseeable future will be dependent, to a large extent, upon the availability of adequate sources of supply. The Company is not dependent on any one source of refrigerant for its supply of these refrigerants and historically has purchased from a number of manufactures and suppliers. The Company's refrigerant reclamation and separation will continue to serve as important sources of R-12, as well as other CFC and non-CFC refrigerants.

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

OTHER EXPENSE, NET

Other expense, net increased $0.6 million in 2000, to $0.5 million compared to income of $0.1 million generated during the prior year. The increase during 2000 occurred primarily as a result of a $0.4 million charge levied by the IRS, which related to refrigerant that the Company imported during 1994. The $0.4 million charge is combined with $0.2 million in other miscellaneous non-operating expenses. The prior year amount contained $0.1 million in interest income which was not generated during fiscal year 2000 primarily because the Company changed its cash management policy to encourage a quicker repayment of its revolving credit facility.

RESULTS OF DISCONTINUED OPERATIONS

During December of 2000, the Company's Board of Directors adopted a plan to discontinue e solutions Marketing, Inc., its business segment which directly marketed business to consumer services via the Internet. The Company initiated a plan to liquidate the tangible assets of this segment as it sought a strategic alternative for the business concept. Management intended for the disposal of the segment to be completed within ninety days from the adoption of the liquidation plan. The Company recorded a loss from discontinued operations of $0.8 million and loss on the disposal of the discontinued segment of $1.2 million. For financial reporting purposes, management's decision to discontinue e-solutions after yearend was presented in the fiscal 2000 financial statements.

During July of 1998, the Company's Board of Directors adopted a plan to discontinue its recycling and recovery equipment segment for which the Company initiated a liquidation program to sell all assets of the segment. In July of 2000, the Company recognized a charge of $0.4 million to loss from discontinued operations to write down the segment's remaining assets to its salvage value.

LIQUIDITY AND CAPITAL RESOURCES

The Company is able to fund its normal working capital requirements mainly through operations or, when necessary, through utilization of its existing credit facilities, and equity and debt transactions. During December 1999, the Company entered into a three-year loan agreement with CIT, which provides for borrowings under a $12.3 million credit facility. Under the terms of the CIT Credit Facility, the credit facility bears an interest rate of the Prime lending rate plus six tenths of one percent and is payable when the CIT Credit Facility's three year term expires. The CIT Credit Facility is subject to certain financial covenants based on the existing calculated borrowing base and is secured by certain accounts receivable, inventory and property and equipment.

The Company was notified of a technical default by CIT on November 21, 2001 as the result of an overadvance on the Credit Facility. The Company is currently operating under a Forbearance Agreement with CIT dated January 8, 2002. As part of the Forbearance Agreement, CIT agrees to forbear from exercising any of its rights and remedies arising from or as a result of, the default until the Forbearance Termination Date, January 22, 2002. If the Company is in compliance with the terms of the Forbearance by January 22, 2002 the existing default is deemed waived. The terms of the Forbearance Agreement provide for, among others, the repayment in full of the overadvance by January 23, 2002. The amount of the overadvance is approximately $185,000 as of January 14, 2002. This obligation is expected to be repaid from a $400,000 Subordinated Loan commitment, as described in the following paragraph. If the Company is not in compliance by the Forbearance Termination Date, the maturity of the debt may be accelerated.

The Company has a commitment for a $400,000 Subordinated Loan at an interest rate of 10%, payable monthly, that will mature on January 31, 2004. As a condition of the commitment, the Company agrees to issue 500,000 5-year warrants at an exercise price of $1.00, with underlying common stock to be registered by EVTC within 12 months. The funding of the Subordinated Loan is expected to be $200,000 on January 22, 2002 and $200,000 on February 12, 2002.

EVTC's cash and cash equivalents decreased by $0.1 million to $0.2 million at September 30, 2001. The decrease occurred primarily as a result of cash used in investing activities of $1.1 million offset by cash provided by financing activities of $0.2 million and cash provided by operating activities of $0.8 million.

Net cash provided by operating activities from continuing operations of $0.4 million was comprised of $3.3 million provided by fluctuations in the working capital accounts. The working capital accounts, accounts receivable and inventory, declined by $1.7 million and $1.1 million, respectively, while accounts payable and prepaid expenses increased by $0.6 million and $0.1 million, respectively. The $3.3 million provided by the fluctuations in the working capital accounts was offset by the $4.6 million operating loss adjusted by non-cash items of $1.7 million.

Net cash provided by discontinued operations was approximately $0.4 million and related to the discontinued operations of the Company's business segment which directly marketed business to consumer services via the internet of $0.2 million and $0.2 million which related to discontinued operations of the Company's recovery and recycling equipment business.

Net cash used in investing activities for fiscal 2001 was approximately $1.1 million. Of the $1.1 million, approximately $0.3 million were capital improvements to the Company's new facility in Fort Worth, Texas and $1.4 million related to new onsite service vehicles and other capital projects. These expenditures were offset by cash provided by the change in other assets of $0.5 million, which included $0.6 million in payments offset by $0.1 million of expenses on a long-term note receivable.

Net cash provided by financing activities for fiscal 2001 was approximately $0.2 million that primarily consisted of $0.5 million related to capital leases and equipment financing offset by payments of $0.3 million on the other debt of the Company.

On December 28, 2001, EVTC executed a letter of intent with a group from Houston, Texas for a $1 million investment in the common stock of EVTC as well as the acquisition of the assets of Innovative Waste Technologies, Inc. (IWT) by EVTC. The letter of intent is subject to a number of conditions including shareholder approval and the execution of definitive documents. The terms of the letter of intent reflect that the Company agrees to issue fifteen million shares (15,000,000) of its restricted common stock to IWT in exchange for $1,000,000 and certain assets. The Company also agrees to grant an option to IWT for fifteen million shares at the strike price of $1.00 per share. If the transaction is not consummated by January 31, 2002, the agreement is null and void. A change in control will occur if the transaction is consummated. No assurances can be given that the IWT transaction will consumate.

IWT is not currently an operating entity. The IWT assets to be acquired consist primarily of technology, land, and marketable securities. Management believes the value of the assets expected to be acquired are approximately $10,000,000; however, no formal appraisal or valuation has been performed on the whole of the assets to be acquired. Any costs and expenses associated with the start-up of IWT's operation, both in the near term and in the future, are expected to be funded by the issuance of additional debt or equity. A timetable for the start-up for IWT has not been established at this time. The technology, when operational will allow the Company to be competitive in the treatment and recycling of marine and industrial waste.

Assets to be acquired from Innovative Waste Technologies, Inc., are estimated at $10 million (unaudited) by management, including but not limited to the following:

                                   (UNAUDITED)

a. Process patent for use of Electro-Coagulation process, and its specific patent on cell design.
b. Assignment of "non exclusive" Chemical Fixation and Encapsulation process.
c. Assignment of "non exclusive" license for Vapex System which is used to recover rising vapors from underground storage tanks.
d.       Marketable securities valued at $250,000.

During December 2001, the Company entered into a consulting agreement in exchange for consideration of options on 1,000,000 shares at an exercise price of $0.11 per share.

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

On April 1, 2000, the Company acquired the remaining 50% interest in Liberty from Concorde Science and Technology, Inc. ("Concorde"), its previous joint venture partner. As a result of this transaction, Liberty became a wholly owned subsidiary of EVTC. The acquisition of Liberty enhances the Company's ability separate refrigerant, which will facilitate better margin potential and additional streams of revenue, which reside outside of the normal refrigerant market. The total consideration paid by EVTC for the remaining fifty percent interest in Liberty was approximately $1.6 million of which $0.6 million was paid by issuing EVTC common stock, $0.4 million in cash advances to the joint venture which occurred in prior periods, and approximately $0.6 million in liabilities were assumed. Furthermore, the purchase agreement contained a provision whereby the Company would be obligated to issue additional shares to Concorde in the event that EVTC's common stock was trading at a price lower than $5.00 per share at March 31, 2001. This was a below market guarantee, as shares were trading at $12.75 on the day the transaction was consummated. The value of the transaction did not change from the original value assigned at the transaction date, the fair value of shares issued unconditionally at the date of acquisition. The Liberty operation is being updated at this time. Management expects the operations to be fully operational by March 31, 2002.

Effective May 5, 2000, the Company acquired all the common stock of Refrigerant Management Services, Inc. ("RMS") of Phoenix, Arizona. By virtue of this acquisition, EVTC acquired the dominant refrigerant reclaimer and service provider in the southwestern portion of the United States. Total consideration for the acquisition of RMS at the date of acquisition was approximately $2.5 million of which approximately $0.5 million was paid in EVTC's common stock, $1.4 million was paid in cash, and $0.6 million of liabilities were assumed by the Company. The former shareholders of RMS have rights to additional contingent consideration if they achieve certain financial objectives over the three-year period following the closing date of the acquisition. The calculation and settlement of the contingent consideration related to the acquisition of Refrigerant Management Services, Inc. has been completed and no additional consideration is due.

As of September 30, 2001 the Company closed four full-service warehouse operations. This action reflected a realignment in strategy for its distribution and reclaim network by integrating its on-site service business model, utilizing a fleet of refrigerant recovery trucks and public warehouse facilities, for all its Full Circle subsidiary refrigerant operations. This was consistent with the business strategy adopted with the acquisition of its RMS subsidiary made in fiscal 2000. The warehouse operation closures will contain costs and expenses and integrate a more efficient business-operating model. Each warehouse closure was designed to eliminate duplicate operating activities that were more efficiently preformed at its Fort Worth facility. This move was also designed to take advantage of the under-utilized capacity of its warehouse and refrigerant reclaim operations in Fort Worth. These closures and realignments will enhance the Company's customer service and competitiveness.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), No. 142, Goodwill and Other Intangible Assets (SFAS 142), No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144).

SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassifies the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with in indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied by the Company in the fiscal year beginning December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Early application of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $2.3 million. Goodwill amortization expense during the year ended September 30, 2001 was $276 thousand. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

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

Assuming year-end 2001 variable rate debt and investment levels, a one-point change in interest rates would impact net interest expense by less than $100,000.

ITEM 8.  FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----
      Independent Auditors' Reports - BDO Seidman, LLP                                                         26

      Consolidated Balance Sheets - as of
       September 30, 2001 and 2000                                                                             27

      Consolidated Statements of Operations and Comprehensive Income (Loss) -
       for each of the years ended September 30, 2001, 2000 and 1999                                           28

      Consolidated Statements of Stockholders' Equity - for each of the
        years ended September 30, 2001, 2000 and 1999                                                          29

      Consolidated Statements of Cash Flows -
       for each of the years ended September 30, 2001, 2000 and 1999                                           30

      Notes to Consolidated Financial Statements                                                               31

      Schedule II - Valuation and Qualifying
         Accounts                                                                                              47

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
EVTC, Inc.
Fort Worth, Texas



We have audited the accompanying consolidated balance sheets of EVTC, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of EVTC, Inc. and subsidiaries, as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the 2001 and 2000 data in the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $4,172,451 during the year ended September 30, 2001, and as of that date, the Company's current liabilities exceeded its current assets by $1,198,138. The Company is also currently operating under a Forbearance Agreement as discussed in Note 1 to the consolidated financial statements. These factors, among others, as discussed in
Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.








BDO Seidman, LLP
Dallas, Texas
January 11, 2002

                           EVTC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2001 AND 2000


                                                                              2001            2000
                                                                          ------------    ------------
                                     ASSETS

                   Current assets:
                   Cash and cash equivalents                              $    192,756    $    262,644
                   Marketable securities
                                                                                12,309          33,992
                   Accounts receivable, net of allowance of $617,536 in
                   2001 and $452,007 in 2000                                 5,363,638       7,085,873
                   Inventories                                               6,715,834       7,813,674
                   Prepaid expenses and other current assets                   670,782         588,608
                   Deferred income taxes                                            --         300,000
                   Assets of discontinued operations                                --         394,523
                                                                          ------------    ------------

                   Total current assets                                     12,955,319      16,479,314

                   Property and equipment, net                               5,604,527       5,013,941
                   Intangibles, less accumulated amortization                2,321,744       2,597,573
                   Other assets                                                334,150         810,879
                                                                          ------------    ------------

                   Total other assets                                        8,260,421       8,422,393
                                                                          ------------    ------------

                                                                          $ 21,215,740    $ 24,901,707
                                                                          ============    ============

                                    LIABILITIES AND STOCKHOLDERS'
                                               EQUITY

                   Current liabilities:
                   Current portion of long term debt                      $  8,645,107    $  8,679,977
                   Accounts payable - trade                                  3,660,207       2,603,059
                   Accrued liabilities                                       1,848,143       2,290,055
                   Liabilities of discontinued operations                           --         353,331
                                                                          ------------    ------------

                   Total current liabilities                                14,153,457      13,926,422

                   Long term debt                                            1,834,322              --
                                                                          ------------    ------------
                                                                                             1,563,596
                   Total liabilities                                        15,987,779      15,490,018
                                                                          ------------    ------------

                   Commitments and Contingencies

                   Stockholders' equity:
                   Preferred stock, $.01 par value.  Authorized
                    1,000,000 shares; none issued or outstanding
                                                                          ------------    ------------

                   Common stock, $.01 par value.  Authorized
                    25,000,000 shares; 7,635,475 shares issued
                    and outstanding in 2001 and 7,444,283 shares                76,355          74,443
                    were issued and outstanding in 2000

                   Additional paid-in capital                               15,443,869      15,435,375
                   Accumulated other comprehensive income
                                                                                12,309          33,992
                   Retained deficit
                                                                           (10,304,572)     (6,132,121)

                   Total stockholders' equity                                5,227,961       9,411,689
                                                                          ------------    ------------

                                                                          $ 21,215,740    $ 24,901,707
                                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                           EVTC, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                      2001            2000            1999
                                                                   ------------    ------------    ------------
                Net sales                                          $ 32,937,231    $ 36,240,901    $ 38,731,683
                Cost of sales                                        24,753,631      26,701,669      32,361,928
                                                                   ------------    ------------    ------------

                Gross profit                                          8,183,600       9,539,232       6,369,755

                Selling, general and administrative
                Expenses, including recovery of credit loss
                of $223,000 in 2000 and $820,000 in 1999             11,449,689       8,055,831       5,263,936
                                                                   ------------    ------------    ------------

                Operating income (loss)                              (3,266,089)      1,483,401       1,105,819

                Interest expense                                      1,085,979         834,412       1,014,677

                Other (income)expense, net                              (86,329)        518,931         (78,466)
                                                                   ------------    ------------    ------------
                Income (loss) from continuing operations
                Before income taxes                                  (4,265,739)        130,058         169,608


                Income tax expense (benefit)                            300,000              --        (300,000)
                                                                   ------------    ------------    ------------

                Income (loss) from continuing operations             (4,565,739)        130,058         469,608

                Discontinued operations:

                Loss from discontinued operations, net of Income
                taxes                                                        --        (750,576)             --


                Estimated gain(loss) on disposal of discontinued
                operations, net of tax                                  393,288      (1,644,350)             --
                                                                   ------------    ------------    ------------
                                                                        393,288      (2,394,926)             --

                Net income (loss)                                  $ (4,172,451)   $ (2,264,868)   $    469,608

                Other comprehensive income (loss), net of tax;
                Unrealized gain (loss) on securities                    (21,683)        (20,468)         54,460
                                                                   ------------    ------------    ------------
                Comprehensive income (loss)                        $ (4,194,134)   $ (2,285,336)   $    524,068
                                                                   ============    ============    ============

                Income (loss) per share
                Basic
                Continuing operations                              $       (.61)   $        .02    $        .09
                Discontinued operations
                                                                            .06            (.11)             --
                Loss on disposal                                             --            (.25)             --
                                                                   ------------    ------------    ------------
                                                                           (.55)           (.34)            .09
                Diluted
                Continuing operations                                      (.61)            .02             .09
                Discontinued operations                                     .06            (.11)             --
                Loss on disposal
                                                                             --            (.23)             --
                                                                   ------------    ------------    ------------
                                                                           (.55)           (.32)            .09

           See accompanying notes to consolidated financial statements

                           EVTC, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                                                             ACCUMULATED
                                        COMMON STOCK           ADDITIONAL      RETAINED          OTHER
                                ---------------------------     PAID-IN        EARNINGS      COMPREHENSIVE
                                   SHARES        AMOUNT         CAPITAL       (DEFICIT)          INCOME          TOTAL
                                ------------   ------------   ------------    ------------    ------------    ------------
Balance at September 30, 1998      4,989,719   $     49,897   $ 11,396,532    $ (4,336,861)   $         --    $  7,109,568
                                ------------   ------------   ------------    ------------    ------------    ------------


Warrants issued to lender                 --             --        150,000              --              --         150,000
Subscription stock                   792,801          7,928        586,672              --              --         594,600
Unrealized gain on securities             --             --             --              --          54,460          54,460
Net income                                --             --             --         469,608              --         469,608
                                ------------   ------------   ------------    ------------    ------------    ------------
Balance at September 30, 1999      5,782,520         57,825     12,133,204      (3,867,253)         54,460       8,378,236
                                ------------   ------------   ------------    ------------    ------------    ------------

Proceeds from shares issued
for cash                             950,000          9,500      1,640,500              --              --       1,650,000
Proceeds from options and
warrants exercised                   580,916          5,809        608,917              --              --         614,726
Stock issued in acquisitions         130,847          1,309      1,052,754              --              --       1,054,063
Unrealized loss on securities             --             --             --              --         (20,468)        (20,468)
Net loss                                  --             --             --      (2,264,868)             --      (2,264,868)
                                ------------   ------------   ------------    ------------    ------------    ------------
Balance at September 30, 2000      7,444,283         74,443     15,435,375      (6,132,121)         33,992       9,411,689
                                ============   ============   ============    ============    ============    ============

Proceeds from options and
warrants exercised                    16,500            165         10,241              --              --          10,406
Stock issued in acquisitions         174,692          1,747         (1,747)             --              --              --
Unrealized loss on securities             --             --             --              --         (21,683)        (21,683)
Net loss                                  --             --             --      (4,172,451)             --      (4,172,451)
                                ------------   ------------   ------------    ------------    ------------    ------------
Balance at September 30, 2001      7,635,475   $     76,355   $ 15,443,869    $(10,304,572)   $     12,309    $  5,227,961
                                ============   ============   ============    ============    ============    ============



          See accompanying notes to consolidated financial statements.

                           EVTC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                        2001               2000               1999
                                                                     -----------        -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Income (loss) from continuing
  Operations                                                         $(4,565,739)       $   130,058        $   469,608
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY
 OPERATING ACTIVITIES:
Depreciation and amortization                                          1,319,743            849,083            667,818
Deferred income taxes                                                    300,000                 --           (300,000)
Provision for bad debts                                                   56,442             77,080           (692,443)
(Gain) loss on sale of assets                                             50,936                 --             (3,660)
Issuance of stock warrants                                                    --                 --            150,000

CHANGES IN ASSETS AND LIABILITIES, NET OF BUSINESSES ACQUIRED:
Accounts receivable                                                    1,665,793           (235,128)        (1,638,605)
Income taxes receivable                                                       --             58,108          1,365,551
Inventories                                                            1,097,840           (747,121)           430,948
Prepaid expenses and other
  Assets                                                                (127,339)           194,702           (239,137)
Accounts payable and accrued liabilities                                 615,236            352,878           (457,350)
                                                                     -----------        -----------        -----------

Net cash provided by
   Continuing operations                                                 412,912            679,660           (247,270)

Net cash provided by (used in) discontinued operations                   434,480           (672,101)           325,710
                                                                     -----------        -----------        -----------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                                                    847,392              7,559             78,440
                                                                     -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment                                           13,708                 --              5,000
Capital expenditures                                                  (1,653,979)        (1,707,466)          (374,117)
Business acquisition payments                                                 --         (1,424,214)                --
Preacquisition advances to affiliates                                         --           (850,000)                --
Due from officer                                                              --            371,016           (171,016)
Change in investment in joint ventures and other
assets                                                                   476,729           (114,238)           359,932
                                                                     -----------        -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                                 (1,163,542)        (3,724,902)        (180, 201)
                                                                     -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility                              (32,145)        (1,288,964)        (2,250,000)
Proceeds from other debt                                                 558,311            350,000                 --
Payments of other debt                                                  (290,310)           (99,809)                --
Proceeds from subscription stocks                                             --            594,600                 --
Proceeds from common stock and options exercised                          10,406          2,264,726                 --
                                                                     -----------        -----------        -----------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                    246,262          1,820,553         (2,250,000)
                                                                     -----------        -----------        -----------

Net decrease in cash and cash equivalents                                (69,888)        (1,896,790)        (2,351,761)
Cash and cash equivalents at beginning of year                           262,644          2,159,434          4,511,195
                                                                     -----------        -----------        -----------
Cash and cash equivalents at end of year                             $   192,756        $   262,644        $ 2,159,434
                                                                     ===========        ===========        ===========

           See accompanying notes to consolidated financial statements

                           EVTC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) NATURE OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
    POLICIES

    (a) DESCRIPTION OF BUSINESS AND GOING CONCERN

        EVTC, Inc. (the "Company") was incorporated under the name "Environmental Technologies Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." The Company is primarily engaged in: the marketing and sale of refrigerants including dichlorofluoromethane (R-12) and tetrafluoroethane (R-134a) and refrigerant reclaiming and recycling of fluorescent light fixture ballasts and lamps (Ballast Recycling segment). In March 2000, the Company, through its wholly owned subsidiary, e-solutions, acquired afreegift.com, Inc. e solutions marketed business to consumer services through its getafreegift.com web site. However, subsequent to year-end fiscal year 2000, the Board of Directors approved a plan to discontinue this segment of their business and this segment was liquidated in fiscal 2001. The liquidation of the assets and disposition of the liabilities resulted in a pretax gain of $.2 million. This is discussed in detail in Note 8. In 1998, the Company discontinued its segment in the manufacturing and distribution of refrigerant recycling and recovery equipment for automotive and commercial use (see note 8 - Discontinued Operations).

        The Company's sales are highly seasonal in nature, as industry-wide refrigerant sales are related to weather temperatures, primarily in the warmer months. The Company's historical refrigerant sales have primarily come from the sale of R-12, a refrigerant that is a chlorofluorocarbon
        (CFC). As of January 1, 1996, however, CFC-based refrigerants can no longer be manufactured in the United States under current regulations. CFC replacement products, such as R-134a, are now readily available to the Company. Notwithstanding the cessation of a predictable manufactured supply of R-12, management believes it will have access to an adequate supply of R-12 through fiscal 2002. However, beyond fiscal 2002 the Company's access to R-12 is much less certain. Management believes R-134a sales will continue to offset the decline of R-12 sales in future periods.

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

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 5, the Company has significant borrowings that require, among other things, compliance with certain borrowing base covenants. In addition, as shown in the consolidated financial statements, the Company incurred net losses of $4,172,451 and has negative working capital of $1,198,138. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern.

        As a result of over advances on the CIT Credit Facility, the Company is not in compliance with the related debt covenants regarding the CIT Credit Facility. The Company and CIT entered into a Forbearance Agreement, as amended, January 8, 2002. The Forbearance Agreement requires, among other things, repayment in full of the over advance by January 23, 2002, the Termination Date. Management expects to be in compliance with the terms and conditions of the Forbearance Agreement. The Company is exploring strategic opportunities including, but not limited to the IWT transaction discussed in Notes 4 and 13 and certain immediate debt financing as discussed in Note 13.

        A breach of any of the terms and conditions of the Forbearance Agreement or subsequent breaches of the CIT Credit Facility could result in the acceleration of the indebtedness. The Company's ability to continue as a going concern is dependent on profitable operations, consummation of certain acquisitions and debt and equity transactions, maintaining compliance with the CIT Credit Facility and refinancing of that agreement prior to its maturity in December 2002.

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

    (c) CREDIT CONCENTRATION

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and trade receivables. The Company considers such risk in placing its cash and cash equivalents in financial institutions and other instruments. Concentration of credit risk with respect to trade receivables is limited because of the large number of customers that make up the Company's customer base and their dispersion in various industries and across different geographies. The Company performs ongoing credit evaluations of its customers' financial condition. In fiscal year 2001, the Company had one customer that accounted for 11% of the total net sales and in fiscal year 2000 the Company had one customer that accounted for 10% of the total net sales. No single customer accounted for more than 10% of total net sales in fiscal 1999.

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

    (e) REVENUE RECOGNITION

        Sales are generally recorded by the Company when products are shipped to customers or services performed. Revenue from sales of recyclable scrap materials is recognized when shipped. Products shipped on consignment to customers are not included in sales.

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

    (f) CASH EQUIVALENTS

        The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents were $205,065 and $167,527 on September 30, 2001 and 2000, respectively, and consisted of short-term money market accounts.

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

    (i) INTANGIBLES

        Intangibles consist primarily of goodwill, which represents the excess of purchase price over fair value of net assets acquired, and is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. Accumulated goodwill amortization was $600,283 and $324,454 at September 30, 2001 and 2000, respectively.

        The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. During fiscal year 2001, the assessment of the recoverability of goodwill based on achieving estimated future operating cash flows did not reflect impairment. During fiscal year 2000, the goodwill associated with the discontinued operations of e-solutions Marketing, Inc. was written down to reflect the net realizable value. See Note 8 - Discontinued Operations for additional information.

    (j) INCOME TAXES

        Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2001, the Company has net operating loss carryforwards for federal income tax purposes of $16,131,091 and did not record a deferred tax asset.

    (k) INCOME PER SHARE

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

        The denominator for continuing and discontinued operations is computed as follows:

                                                            2001        2000        1999
                                                          ---------   ---------   ---------
           Denominator for basic earnings per share-
                Weighted average shares                   7,521,446   6,673,703   4,989,719

           Effect of dilutive securities:
                Employee stock options                           --     396,725          --
                Warrants                                         --      42,780      89,150
                Subscription Stock                               --          --      69,788
                                                          ---------   ---------   ---------
           Dilutive potential common shares                      --     439,505     158,938

           Denominator for diluted earnings per share -
                Weighted-average shares and assumed
                Conversions                               7,521,446   7,113,208   5,148,657
                                                          =========   =========   =========

        The following stock options and warrants are not included in the diluted earnings per share calculation since in each case the exercise price is greater than the average market price. No consideration has been given in the above calculation to stock options and warrants outstanding in 2001, totaling approximately 302,000 shares, as their impact is anti-dilutive.

                                                                   2001      2000      1999
                                                                  -------   -------   -------
                                         Employee stock options        --   165,000    98,000
                                         Warrants                      --        --   300,000

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

     (p) ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), No. 142, Goodwill and Other Intangible Assets (SFAS 142), No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144).

        SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassifies the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with in indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied by the Company in the fiscal year beginning December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Early application of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

        The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $2.3 million. Goodwill amortization expense during the year ended September 30, 2001 was $0.3 million. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

        SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

        SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

(2) INVENTORIES

        Inventories at September 30, 2001 and 2000 consist of the following:

                                              2001         2000
                                        ----------   ----------
                 Raw materials          $3,519,477   $3,264,126
                 Finished goods          3,196,357    4,549,548
                                        ----------   ----------
                    Total inventories   $6,715,834   $7,813,674
                                        ==========   ==========

        Inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

(3) PROPERTY AND EQUIPMENT, NET

        Property and equipment at September 30, 2001 and 2000 is summarized as follows:

                                                                 DEPRECIABLE
                                                                    LIVES          2001              2000
                                                              ---------------   ------------    ------------
                                      Machinery and equipment      2-10 years   $  5,497,702    $  5,166,400
                                      Buildings                      39 years      1,853,417       1,602,617
                                      Office equipment              2-5 years      1,408,111       1,265,884
                                      Vehicles                        5 years      2,120,234       1,257,591
                                      Leasehold improvements        2-5 years        159,276         209,977
                                                                                ------------    ------------
                                                                                  11,038,740       9,502,469
                                      Accumulated depreciation                    (5,434,213)     (4,488,528)
                                                                                ------------    ------------
                                                                                $  5,604,527    $  5,013,941
                                                                                ============    ============

        Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term.

(4) ACQUISITIONS

        During the fiscal year ended September 30, 2001, EVTC did not make any acquisitions.

        On December 28, 2001, EVTC executed a letter of intent with a group from Houston, Texas for a $1 million investment in the common stock of EVTC as well as the acquisition of the assets of Innovative Waste Technologies, Inc. (IWT). The letter of intent is subject to a number of conditions including shareholder approval and the execution of definitive documents. The terms of the letter of intent reflect that the Company agrees to issue fifteen million shares (15,000,000) of its restricted common stock to IWT in exchange for $1,000,000 and certain assets. The Company also agrees to grant an option to IWT for fifteen million shares at the strike price of $1.00 per share. If the transaction is not consummated by January 31, 2002, the agreement is null and void. A change in control will occur if the transaction is consummated. No assurances can be given that the IWT transaction will consummate.

        IWT is not currently an operating entity. The IWT assets to be acquired consist primarily of technology, land, and marketable securities. Management believes the value of the assets expected to be acquired are approximately $10,000,000; however, no formal appraisal or valuation has been performed on the whole of the assets to be acquired.

        Any costs and expenses associated with the start-up of IWT's operation, both in the near term and in the future, are expected to be funded by the issuance of additional debt or equity. A timetable for the start-up for IWT has not been established at this time. The technology, when operational will allow the Company to be competitive in the treatment and recycling of marine and industrial waste.

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

        On April 1, 2000, the Company acquired the remaining 50% interest in Liberty Technologies International, Inc. ("Liberty") from Concorde Science and Technology, Inc. ("Concorde"), its previous joint venture partner. For the six months ended March 31, 2000, the Company recorded an $0.09 million investment loss in Liberty. As a result of this transaction, Liberty became a wholly owned subsidiary of EVTC, which changed its method of accounting for Liberty from the equity method to the consolidation method. The acquisition of Liberty enhances the Company's ability to separate mixed refrigerant, which will facilitate better margin potential and provide additional streams of revenue, which reside outside of the normal refrigerant market. The total consideration paid by EVTC for the remaining fifty percent interest in Liberty was approximately $1.6 million. Of the $1.6 million paid, $0.6 million was paid by issuing 60,000 shares of EVTC common stock, $0.4 million in loan cash advances to the joint venture (which occurred in prior periods), and approximately $0.6 million in assumed liabilities. Furthermore, the purchase agreement contained a provision whereby the Company would be obligated to issue additional shares to Concorde in the event that EVTC's common stock was trading at a price lower than $5.00 per share at March 31, 2001. This was a below market guarantee, as shares were trading at $12.75 on the day the transaction was consummated. The value of the transaction did not change from the original value assigned at the transaction date, the fair value of shares issued unconditionally at the date of acquisition.

        Effective May 5, 2000, the Company acquired all the common stock of Refrigerant Management Services, Inc. ("RMS") of Phoenix, Arizona. By virtue of this acquisition, EVTC acquired the dominant refrigerant reclaimer and service provider in the southwestern portion of the United States. Total consideration for the acquisition of RMS at the date of acquisition was approximately $2.5 million, of which approximately $0.5 million was paid by issuing 64,285 shares of EVTC's common stock, $1.4 million was paid in cash, and $0.6 million of liabilities were assumed by the Company. The former shareholders of RMS have rights to additional contingent consideration if they achieve certain financial objectives over the three-year period following the closing date of the acquisition. The calculation and settlement of the contingent consideration related to the acquisition of Refrigerant Management Services, Inc. has been completed and no additional consideration is due. EVTC recorded approximately $1.3 million in intangibles as a result of this transaction.

        Pro forma results of operations are presented on an aggregate basis because, although pro forma effects are material to the financial statements on an aggregate basis, they do not materially impact the financial statements on an individual basis. Only the Liberty and RMS financial information was included in the pro forma schedule below. Since e-solutions Marketing, Inc. was discontinued, the related financial information was excluded from the schedule below. Pro forma revenue, net loss and loss per share information are presented for the following 12 months ended September 30, assuming these acquisitions occurred on October 1, 2000.

                                      2000            1999
                                  ------------    ------------
                 Revenue          $ 37,691,829    $ 41,126,336
                 Net Loss             (503,564)       (301,121)
                 Loss Per Share   $      (0.08)   $      (0.06)

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

 (5)     LONG TERM DEBT

        The Company's revolving line of credit and other debt obligations consisted of the following as of:

                                                        September 30, 2001   September 30, 2000
                                                        ------------------   ------------------
                Revolving Credit Agreement - CIT        $        8,294,938   $        8,327,083
                Note Payable - Heritage National Bank            1,192,322            1,247,299
                Capital Lease Obligations (Note 11)                591,775              213,275
                Equipment Term Note - CIT                          205,000              260,000
                Note Payable - One Source/CIT                      179,811                   --
                Note Payable - Navistar                             15,583               33,551
                Note Payable - Chase Bank                               --              126,333
                Note Payable - Concorde                                 --               36,032
                                                        ------------------   ------------------
                         Total Notes Payable                    10,479,429           10,243,573
                         Less Current Notes Payable              8,645,107            8,679,977
                                                        ------------------   ------------------
                         Long Term Notes Payable        $        1,834,322   $        1,563,596
                                                        ==================   ------------------

        Note Payable  -  One Source / CIT Equipment Financing

        In December of 2000, the Company entered into a financing agreement with One Source Financial for refrigerant packaging equipment that was acquired. The financing agreement was subsequently assigned to the CIT Group/Equipment Financing, Inc. and collaterialized by the packaging equipment purchased. The original amount financed was $219,209 for 48 months with 15 quarterly payments of $14,841 and a final quarter payment of $9,894 and a final payment of $41,000 on March 28, 2005. The equipment financing bears an interest rate of 9.75%.

        Note Payable - Chase Bank

        In December of 1999, the Company entered into an amended and restated promissory note with Chase Bank in the amount of $750,000. Under the terms of the agreement, the first payment of $371,000 was due on January 31, 2000, with subsequent payments of $31,583 payable on a monthly basis beginning February 15, 2000 and ending January 15, 2001. The note was paid and debt retired in January 2001.

        CIT Credit Facility

        During December 1999, the Company entered into a three-year loan agreement with CIT, which provides for borrowings under a $12.3 million credit facility. Under the terms of the CIT Credit Facility, $12.0 million of the credit facility bears an interest rate of the Prime lending rate plus six tenths of one percent (7.0% at September 30, 2001) and is payable when the CIT Credit Facility's three year term expires. However, since the Company uses the credit facility to fund its working capital needs, it classifies the CIT Credit Facility, in its entirety as a current liability. The CIT Credit Facility is subject to certain financial covenants based on the existing calculated borrowing base and is secured by certain accounts receivable, inventory and property and equipment. The remaining $0.3 million was secured against certain existing fixed assets, bearing interest at the same rate described above and is payable in equal installments over a sixty month period. Currently, the balance is $205,000, of which $60,000 is classified as current and the remaining $145,000 is classified as long-term debt.

        The Company was notified of a technical default by CIT on November 21, 2001 as the result of an overadvance on the Credit Facility. The Company is currently operating under a Forbearance Agreement with CIT dated January 8, 2002. As part of the Forbearance Agreement, CIT agrees to forbear from exercising any of its rights and remedies arising from or as a result of, the default until the Forbearance Termination Date, January 22, 2002. If the Company is in compliance with the terms of the Forbearance by January 22, 2002 the existing default is deemed waived. The terms of the Forbearance Agreement provide for, among others, the repayment in full of the overadvance by January 23, 2002. The amount of the overadvance is approximately $185,000 as of January 14, 2002. This obligation is expected to be repaid from a $400,000 Subordinated Loan commitment as described in Note 13. If the Company is not in compliance by the Forbearance Termination Date, the maturity of the debt may be accelerated.

        Note Payable - Heritage National Bank

        Effective July 31, 2000, the Company acquired a warehouse facility and office space in Fort Worth, Texas. The total purchase price for the building was approximately $1.6 million, of which $0.3 million was paid immediately upon closing, the remainder of which was financed through a note payable to Heritage National Bank. The note bears interest at the Prime lending rate plus 1% (7.0% at September 30, 2001) and is payable in monthly installments of $6,944 plus interest over a fifteen year period. The note payable is secured by the warehouse facility and office space.

        Note Payable - Concorde

        In connection with the April 1, 2000 acquisition of the remaining fifty percent interest in Liberty, EVTC assumed an $87,121 note payable to Concorde. This note payable to Concorde bears interest at the Prime lending rate and was payable in twelve equal monthly installments, which concluded on March 1, 2001. The note payable to Concorde was secured by certain fixed assets acquired through Liberty. The note was paid and the debt retired in fiscal 2001.

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

        The Company's revolving line of credit and other debt obligations mature as follows during the next five years:

                        YEAR                 AMOUNT
                        ----                 ------
                        2002             $ 8,645,107
                        2003                 311,691
                        2004                 307,152
                        2005                 260,827
                        2006                 176,661
                        Thereafter           777,991
                                         -----------
                                Total    $10,479,429

 (6)     CASH FLOWS

        Cash paid during fiscal 2001, 2000 and 1999 for interest and income taxes is as follows:

                                              2001         2000         1999
                                           ----------   ----------   ----------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Interest                                  $1,085,979   $  834,412   $1,014,677
                                           ==========   ==========   ==========
 Income taxes                                      --   $    6,309   $   25,014
                                           ==========   ==========   ==========

 SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Capital expenditures financed with debt           --   $1,250,000           --
                                           ==========   ==========   ==========

 Common stock issued in conjunction with
 acquisitions (see note 4)                         --   $1,054,063           --
                                           ==========   ==========   ==========

        During fiscal 1999 the Company recorded a receivable for subscribed stock totaling $594,600. This amount was received in December 1999. Also, the Company recorded an unrealized loss of $21,683 in 2001 and an unrealized loss of $20,468 in 2000 while an unrealized gain on stock securities of $54,460 was recorded in 1999.

 (7)     INCOME TAXES

        Total income tax expense (benefit) for the years ended September 30, 2001, 2000 and 1999 is allocated as follows:

                                                                    2001         2000         1999
                                                                 ----------   ----------   ----------
                           Loss(Income) from continuing
                           operations                            $  300,000   $       --   $ (300,000)

                           Discontinued operations - loss from
                                Discontinued operations                  --           --           --
                                                                 ----------   ----------   ----------
                                                                 $  300,000   $       --   $ (300,000)
                                                                 ==========   ==========   ==========

        The components of income tax expense (benefit) from continuing operations for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                       2001         2000          1999
                                                    ---------    ---------    ------------
                           Current:
                              Federal               $      --    $      --    $         --
                              State                        --           --              --

                           Deferred:
                              Federal                 252,000           --        (252,000)
                              State                    48,000           --         (48,000)
                                                    ---------    ---------    ------------
                                                           --           --        (300,000)
                                                    ---------    ---------    ------------
                                                    $ 300,000    $      --    $   (300,000)
                                                    =========    =========    ============

        Income tax expense (benefit) attributable to continuing operations for the years ended September 30, 2001, 2000 and 1999 differed from the expected income tax expense (computed by applying the U.S. Federal income tax rate to income (loss) from continuing operations before income taxes) as a result of the following:

                                       2001            2000            1999
                                   ------------    ------------    ------------
Computed "expected" income
    Tax expense (benefit)          $ (1,450,351)   $     44,220    $     57,667
State income taxes, net of
    Federal benefit                          --              --         (31,968)
Change in deferred tax net asset
    Valuation allowance               3,195,590        (107,575)       (378,532)
Other                                (1,445,239)         63,355          52,833
                                   ------------    ------------    ------------

                                   $    300,000    $   (300,000)   $ (1,005,858)
                                   ============    ============    ============

        The temporary differences that give rise to a significant portion of deferred tax assets and liabilities (continuing and discontinued operations) as of September 30, 2001 and 2000 are as follows:


                                                                  2001            2000
                                                              ------------    ------------
Deferred tax assets:
    Allowance for bad debts                                   $    380,409    $    381,912

    Net operating loss carryforwards                             5,484,571       2,576,691

    Other                                                           62,960          20,460
                                                              ------------    ------------

           Gross deferred tax assets                             5,927,940       2,979,063
Valuation allowance                                             (5,743,777)     (2,548,187)
                                                              ------------    ------------

           Deferred tax assets - net of valuation allowance        184,163         430,876
                                                              ------------    ------------

Deferred tax liabilities - Plant & Equipment                       161,159         107,872
                           Other                                    23,004          23,004
                                                              ------------    ------------
Gross Deferred Tax Liabilities                                     184,163         130,876
                                                              ------------    ------------
           Net deferred tax assets                            $         --    $    300,000
                                                              ============    ============

        The increase in the valuation allowance for deferred tax assets as of September 30, 2001 was $3,195,590. The decrease in the valuation allowance for deferred tax assets as of September 30, 2000 was $107,575. The net change in the total valuation allowance for the year ended September 30, 1999 was a decrease of $378,532. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the prior year loss and the unpredictable nature of the markets, the Company operates in, Management recorded a valuation allowance of $5,743,777 at September 30, 2001 for the portion of the deferred tax asset and Net Operating Losses not expected to be realized in fiscal 2002.

        At September 30, 2001, the Company has net operating loss carryforwards for federal income tax purposes of $16,131,091 that are available to offset future federal taxable income through 2021. If the IWT acquisition, as described in Note 4, is consummated it may result in a change in control which would limit the amount of the net operating loss carryforward available annually.

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

        The Company has presented the accompanying fiscal year 2001 and 2000 statements of operations to report the operating results of the e solutions Marketing, Inc. segment as discontinued operations. Furthermore, the consolidated balance sheets at September 30, 2001 and 2000, has been presented to segregate the assets and liabilities of the discontinued operations.

                                                                          2001           2000
                                                                       -----------   -----------
                    Revenue                                            $        --   $        --
                                                                       -----------   -----------

                    Gain(Loss) from discontinued operations            $       -0-   $   (750,576)
                    Estimated Gain(Loss) on Disposal of discontinued   $   240,723   $ (1,255,558)
                    Income tax benefit                                 $        --   $         --
                                                                       -----------   ------------
                    Gain(Loss) from discontinued operations            $   240,723   $ (2,006,134)
                                                                       ===========   ============

        Assets and liabilities of the business to consumer marketing segment are as follows:

                                                    2001        2000
                                                 ---------   ---------
                              Assets:            $      --   $  23,337
                                                 =========   =========

                              Liabilities:
                              Accounts payable   $      --   $ 353,331
                                                 =========   =========

        At September 30, 2001 all assets of e solutions Marketing were liquidated and liabilities settled. During May and June 2001, e solutions obtained favorable settlements with vendors included in the "Liabilities of Discontinued Operations" as of September 30, 2000. The pre-settlement liabilities totaling $350,036 were settled for cash payments totaling $109,313, netting a gain of $240,723 pretax in fiscal year 2001.

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

During fiscal 2001, the Company had net inventory liquidation revenues of $152,565.


                                                                        2001             2000             1999
                                                                    -------------   -------------    -------------
Revenues                                                            $     407,075   $     585,411    $   1,245,325
                                                                    =============   =============    =============

Gain (loss) before income taxes                                     $          --   $          --    $          --
Estimated Gain (Loss) on Disposal of discontinued operations        $     152,565   $    (388,792)
Income tax benefit                                                  $          --   $          --    $          --
                                                                    -------------   -------------    -------------

Gain (Loss) from discontinued operations                            $     152,565   $    (388,792)   $          --
                                                                    =============   =============    =============



Assets and liabilities of the discontinued Recycling and Recovery Equipment business segment are as follows:


                                     2001             2000
                                 -------------   -------------
Assets:
    Accounts receivable          $          --   $     116,676
    Inventories                             --         254,510
    Equipment and other                     --              --
                                 -------------   -------------
                                 $          --   $     371,186
                                 =============   =============
Liabilities:

    Accrued Liabilities                     --              --
                                 =============   =============

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

        Transactions relating to the Option Plans for the years ended September 30, 2001, 2000 and 1999 are summarized as follows:

                                              2001                            2000                            1999
                                 -----------------------------   ------------------------------   ------------------------------
                                         WEIGHTED AVERAGE               WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                                    EXERCISE                        EXERCISE                        EXERCISE
                                     SHARES          PRICE          SHARES            PRICE           SHARES          PRICE
                                 -------------   -------------   -------------    -------------   -------------    -------------
Outstanding at
    beginning of year                  918,337   $        5.33         547,500    $        1.55         283,500    $        7.15

Granted                                     --              --         748,500             6.29         491,500              .73

Exercised                              (16,500)            .63        (280,889)             .92              --               --
Forfeited                             (600,069)           6.62         (96,774)            4.31        (227,500)            6.69
                                 -------------   -------------   -------------    -------------   -------------    -------------

Outstanding at end of
    Year                               301,768            3.02         918,337    $        5.33         547,500    $        1.55
                                 =============   =============   =============    =============   =============    =============

Options exercisable at
    year end                           228,534   $        1.98         201,000    $        2.32         191,000    $        3.25
                                 =============   =============   =============    =============   =============    =============

Weighted average
    fair value of
    options granted
    during the year                              $          --                    $        6.05                    $         .60
                                                 =============                    =============                    =============

        The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions. Expected life of 5.0 years; expected volatility of 110% in 2000 and 70% in 1999; expected dividend yield of 0%; and risk-free interest rate of 5.8% in 2000 and 5.88% in 1999. No options were granted during 2001.

                           EVTC, INC. AND SUBSIDIARIES

                                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                     AT SEPTEMBER 30, 2001           AT SEPTEMBER 30, 2001
                                               -----------------------------       --------------------------
                                                WEIGHTED
                                                 AVERAGE           WEIGHTED                        WEIGHTED
           RANGE OF/OR                          REMAINING           AVERAGE                         AVERAGE
            EXERCISE             NUMBER        CONTRACTUAL         EXERCISE          NUMBER        EXERCISE
              PRICE           OUTSTANDING         LIFE               PRICE         EXERCISABLE      PRICE
         ---------------      -----------      -----------         ---------       -----------   ------------
          $ .50 -- $ 2.00        241,768          7.54             $    .85          201,867     $       .75
          $7.50 -- $13.00         60,000          7.75             $  11.74           26,667           11.25
                                 -------                                             -------     -----------
                                 301,768          7.58                 3.02          228,534     $      1.98
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

                                                    2001             2000             1999
                                                -------------    -------------    -------------
Net income (loss)
    As reported                                 $      (4,566)   $         130    $         470
    Pro forma                                          (4,711)            (778)             385
Diluted income (loss) per share:
    As reported                                 $        (.61)   $         .02    $         .09
    Pro forma                                            (.62)            (.11)             .07


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

(10) OPERATING SEGMENTS

        The Company has two operating reportable segments: refrigerant and ballast recycling. The refrigerant segment is engaged in the marketing and sale of refrigerants, as well as performing refrigerant reclaiming services. The ballast-recycling segment is engaged in the recycling and disposal of fluorescent lighting ballasts. Amounts under the Corporate caption are items not directly attributable to a segment or items not allocated to the operating segment in evaluating their performance.

        The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations..

        There have been no intersegment sales for the years-ended September 30, 2001, 2000 and 1999.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.


                                              REFRIGERANT         BALLAST
                                                PRODUCT          RECYCLING           CORPORATE       CONSOLIDATED
                                           ---------------    ---------------    ---------------    ---------------
YEAR ENDED SEPTEMBER 30, 2001:
    Revenues from external customers       $    29,480,906    $     3,456,325    $            --    $    32,937,231

   Interest income                                  74,359              1,802                 --             76,161

   Interest expense                                845,625             49,659            190,695          1,085,979

   Depreciation and
    amortization expense                         1,120,928             17,370            181,445          1,319,743

  Segment income (loss), before
   income taxes                                 (2,481,666)          (296,327)        (1,487,746)        (4,265,739)

  Segment assets                                17,379,671          1,584,527          2,251,542         21,215,740

  Expenditures for segment assets                1,403,179                 --            250,800          1,653,979

YEAR ENDED SEPTEMBER 30, 2000:
    Revenues from external customers       $    32,473,559    $     3,767,342    $            --    $    36,240,901

   Interest income                                  33,469              2,517              4,742             40,728

   Interest expense                                724,243             46,976             63,193            834,412

   Depreciation and
    amortization expense                           752,252             90,231              6,600            849,083

  Equity in the income of investees                     --                 --             85,392             85,392
   accounted for by the equity method

  Segment income (loss), before
   income taxes                                    749,674            151,487           (771,103)           130,058

  Segment assets                                20,621,180          1,464,287          2,421,717         24,507,184

  Expenditures for segment assets                1,318,881             35,968            352,617          1,707,466

                                                      REFRIGERANT       BALLAST
                                                        PRODUCT        RECYCLING       CORPORATE      CONSOLIDATED
                                                     -------------   -------------   -------------    -------------
YEAR ENDED SEPTEMBER 30, 1999:

    Revenues from external customers                 $  34,896,973   $   3,834,710   $          --    $  38,731,683

   Interest income                                          92,841           4,282          30,973          128,096

   Interest expense                                             --              --       1,014,677        1,014,677

   Depreciation and
    amortization expense                                   556,734         111,084              --          667,818

  Equity in the income of
   investees accounted for by the equity method                 --              --          20,687           20,687

  Segment income (loss), before
   income taxes                                          1,857,460         210,042      (1,897,894)         169,608

  Segment assets                                        17,306,583       1,679,831       1,864,634       20,851,048

   Investment in equity method
    Investees                                                   --              --         402,604          402,604

  Expenditures for segment assets                          316,810          57,307              --          374,117


RECONCILIATION OF CONSOLIDATED:

ASSETS                                              2001             2000           1999
                                                -------------   -------------   -------------
    Total Assets for reportable segments        $  21,215,740   $  24,507,184   $  20,851,048
    Assets of discontinued operations                      --         394,523       1,098,760
                                                -------------   -------------   -------------
       Consolidated Assets                      $  21,215,740   $  24,901,707   $  21,949,808
                                                =============   =============   =============


        With the exception of the reconciliations shown the above totals represent consolidated total amounts.

        All revenues and long-lived assets of the Company are attributable to and reside domestically.

        In 2001, one customer accounted for 11% of the Company's total consolidated revenues. In 2000, one customer accounted for 10% of the Company's total consolidated revenues. No individual or related group of customers accounted for more than 10% of the Company's total consolidated revenues in 1999.

(11) COMMITMENTS AND CONTINGENCIES

     (A) COMMITMENTS

        The Company leases its New Jersey office and warehouse facilities from its principal shareholder at an annual cost of $120,000 in fiscal 2001, 2000 and 1999. The Company also leases other operating and office facilities pursuant to operating leases expiring through 2006. The Company has several non-cancelable commitments under capital leases, primarily RMS service trucks.

        The following is a schedule of future minimum rental payments under operating and capital leases:


                                                             OPERATING         CAPITAL
                                                           -------------    -------------
 2002                                                      $     388,263    $     153,852
 2003                                                            326,919          153,852
 2004                                                            192,868          153,852
 2005                                                             54,232          151,414
 2006                                                             32,423          121,026
 Thereafter                                                          -0-           22,089
                                                           -------------    -------------
Total minimum lease payments                               $     994,705          756,085
                                                           =============
 Less amount representing interest                                               (164,310)
                                                                            -------------
 Present value of net minimum lease payments                                $     591,775
                                                                            =============



        Total rental expense was $766,048, $612,913 and $556,865 for the years ended September 30, 2001, 2000 and 1999, respectively. Rent expense for 2001 includes the accrual of $263,860 for lease facility closures. The above table reflects all scheduled payments, including those for the closed facilities.

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

        The Company's ballast recycling subsidiary has obtained approval from the EPA as a qualified recycler of waste materials. In connection therewith, the Company entered into an agreement with the EPA to set aside in a Closure Trust Fund, beginning in 1994, approximately $112,500 (annually adjusted for inflation), which was payable over a three-year period in equal annual installments of $37,500. The purpose of this fund is to accumulate resources required to clean up the Company's recycling facility upon closure. As of September 30, 2001, the Company has fully funded this obligation. The Company does not expect any significant cleanup costs in connection with the closure of its facility.

        During fiscal 2000, the Internal Revenue Service (IRS) imposed an excise tax levy in regards to imported refrigerant in fiscal year 1994. While the Company disagrees with the levy imposed by the IRS, it has accrued the entire amount of $0.4 million and is currently negotiating a settlement.

        The Company has approximately one million pounds of mixed refrigerant at its facilities. This mixed refrigerant is expected to be separated by the Liberty operation as part of Full Circle. Liberty is currently in an updating phase and management expects it to be fully operational by March 31, 2002. If Liberty does not become operational there is a potentially large cost to dispose of the mixed refrigerant with third parties.

        The Company is operating under a Forbearance Agreement as described in Notes 1 and 5.

(12) EQUITY

        Common Stock

        In fiscal 2001, the Company issued an additional 174,690 shares of common stock to Concorde Science and Technology. The shares were contingent shares related to the acquisition of Concorde's 50% interest in Liberty Technologies. Their issuance was contingent on the stock price, so that if the stock was below $5.00 per share then additional shares were issued as additional consideration. This was a below market guarantee, as shares were trading at $12.75 on the day the transaction was consummated. The value of the transaction did not change from the original value assigned at the transaction date, the fair value of shares issued unconditionally at the date of acquisition.

        In addition, the Company issued 16,500 shares of stock base on employee's exercising options that were granted under the Company's Employee Stock Option Plans.

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

(13) SUBSEQUENT EVENTS

        On December 28, 2001, EVTC executed a letter of intent with a group from Houston, Texas for a $1 million investment in the common stock of EVTC as well as the acquisition of the assets of Innovative Waste Technologies, Inc. (IWT) by EVTC. The letter of intent is subject to a number of conditions including shareholder approval and the execution of definitive documents.

        The terms of the letter of intent reflect that the Company agrees to issue fifteen million shares (15,000,000) of its restricted common stock to IWT in exchange for $1,000,000 and certain assets. The Company also agrees to grant an option to IWT for fifteen million shares at the strike price of $1.00 per share. If the transaction is not consummated by January 31, 2002, the agreement is null and void. A change in control will occur if the transaction is consummated. No assurances can be given that the IWT transaction will consummate.

        IWT is not currently an operating entity. The IWT assets to be acquired consist primarily of technology, land, and marketable securities. Management believes the value of the assets expected to be acquired are approximately $10,000,000; however, no formal appraisal or valuation has been performed on the whole of the assets to be acquired. Any costs and expenses associated with the start-up of IWT's operation, both in the near term and in the future, are expected to be funded by the issuance of additional debt or equity. A timetable for the start-up for IWT has not been established at this time. The technology, when operational will allow the Company to be competitive in the treatment and recycling of marine and industrial waste.

        Assets to be acquired from Innovative Waste Technologies, Inc., are estimated at $10 million (unaudited) by management, including but not limited to the following:

                                   (UNAUDITED)

        a. Process patent for use of Electro-Coagulation process, and its specific patent on cell design.

        b. Assignment of "non exclusive" Chemical Fixation and Encapsulation process.

        c. Assignment of "non exclusive" license for Vapex System which is used to recover rising vapors from underground storage tanks.

        d.      Marketable securities valued at $250,000.


        The Company has a commitment for a $400,000 Subordinated Loan at an interest rate of 10%, payable monthly, that will mature on January 31, 2004. As a condition of the commitment, the Company agrees to issue 500,000 5-year warrants at an exercise price of $1.00, with underlying common stock to be registered by EVTC within 12 months. The funding of the Subordinated Loan will be $200,000 on January 22, 2002 and $200,000 on February 12, 2002.

        During December 2001, the Company entered into a consulting agreement in exchange for consideration of options on 1,000,000 shares at an exercise price of $0.11 per share.

                                                                   SCHEDULE II


                          EVTC, INC. AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                           ADDITIONS          OTHER
                                         BEGINNING         CHARGED TO      ADDITIONS OR         ENDING
                                          BALANCE           EXPENSE        (DEDUCTIONS)         BALANCE
                                      ---------------   ---------------   ---------------    ---------------
Allowance for doubtful accounts:
    Continuing Operations:

   2001                               $     1,030,007   $       305,810   $      (140,281)   $     1,195,536

   2000                                     1,210,723            77,080          (257,796)         1,030,007

   1999                                     1,512,868           250,975          (553,120)         1,210,723

Discontinued Operations:

   2001                               $       518,130   $            --   $       518,130    $            --

   2000                                       417,895                --           100,235            518,130

   1999                                       418,695                --              (800)           417,895

Reserve for inventory obsolescence:
Continuing Operations:

   2001                               $            --   $            --   $            --    $            --

   2000                                            --                --                --                 --

   1999                                            --                --                --                 --

Discontinued Operations:

   2001                               $     4,049,418   $            --        (4,049,418)   $            --

   2000                                     3,760,861                --           288,557          4,049,418

   1999                                     5,876,344                --        (2,115,483)         3,760,861

Valuation allowance for deferred
tax asset:

   2001                               $     2,548,147   $       300,000   $     2,895,630    $     5,743,777

   2000                                     2,655,762                --          (107,575)         2,548,187

   1999                                     3,034,294                --          (378,532)         2,655,762

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None




                                    PART III




ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company as of September 30, 2001 were:

                  NAME                    AGE            POSITION
           ------------------             ---         --------------
           George Cannan, Sr.             58          Chairman and Director

           Bobby G. Stephens              41          Chief Executive Officer

           Caroline Costante              39          Secretary

           John Stefiuk                   50          Director

           Robert J. Casper               58          Director

           Laurie G. Kahn(1)              47          Director

           Scott L. Sakoff                41          Director

           Edward A. Sakoff               70          Director

(1)  Resigned from the Board of Directors on December 28,2001.

GEORGE CANNAN, SR. founded Environmental Materials Corp. ("EMC") a wholly-owned subsidiary of the Company in 1975 and has been President, Chief Executive Officer and a director of EMC since that time. Mr. Cannan founded the Company in 1989; was President and Chief Executive Officer until December 31, 1995; has been Chairman of the Board and a director of the Company since 1989; and was reappointed Chief Executive Officer in 1999 until May 2001. In July 1992, EMC became a wholly owned subsidiary of the Company. Mr. Cannan has been responsible for all phases of the Company's operations since its inception. Prior to founding EMC, Mr. Cannan was a manufacturer's representative in the automotive industry.

BOBBY G. STEPHENS , a Certified Public Accountant, has been a partner of Null Lairson PC from 1996 to 1999 and most recently a partner of Bob Stephens and Associates from 1999 to 2001. Mr. Stephens also earned the designations of Certified Management Accountant in 1988 and Certified Valuation Analyst in 1998. Mr. Stephens has owned and operated an Environmental Consulting firm that served both the business community and governmental entities from 1995 to 1997. He has also owned and operated a processing plant from 1997 to 1998 with product distribution that covered the United States and overseas markets. Mr. Stephens succeeded Mr. Cannan as the CEO of the Company in May 2001.

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

LAURIE G. KAHN is the founder and president of Media Staffing Network, Inc. Media Staffing Network, Inc. was the first staffing company that caters exclusively to media sales and associated departments for both temporary and permanent hiring for the cable, interactive, print, radio and television industries. Ms. Kahn has more than 20 years experience in media including sales, management and director/executive roles within the radio industry. On December 28,2001 Ms. Kahn resigned from the Company's Board of Directors.

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

INFORMATION CONCERNING BOARD

The Board of Directors met two times during the 2001 fiscal year.

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

The Executive Committee has the authority to act, between meetings of the full Board of Directors, on any matter that might properly be brought before the Board of Directors, subject to exceptions for certain major matters. Member of the Executive Committee is Mr. George Cannan.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth, compensation for the Company's Chairman and Chief Executive Officer ("CEO") and each officer that earned over $100,000 during such years (the "Named Executives"):

            NAME AND PRINCIPAL POSITION       YEAR  SALARY ($)  BONUS ($)   STOCK OPTIONS (SHARES)
            ---------------------------       ----  ----------- ---------   ----------------------
                George Cannan, Sr.
                      Chairman                 2001  $200,000      (1)              - 0 -
                                               2000  $200,000      (1)              - 0 -
                                               1999  $200,000      (1)             90,000

                Bobby G. Stephens(3)
                      Chief Executive          2001  $ 57,692      (1)              - 0 -

                David A. Keener(2)
                      President                2001  $181,730      (1)              - 0 -
                                               2000  $150,000      (1)            125,000
                                               1999  $123,077      (1)             45,000


(1)  Represents less than 10% of the Executive's compensation.

(2)  Resigned in May 2001.

(3)  Employment began May 2001.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth stock options granted to the Chairman and Chief Executive Officer ("CEO") and Named Executives as of September 30, 2001.

         NUMBER OF OPTIONS       % OF TOTAL OPTIONS
      GRANTED IN FISCAL YEAR    GRANTED TO EMPLOYEES
         SEPTEMBER 30, 2001        IN FISCAL YEAR       EXERCISE   EXPIRATION   GRANT
NAME             (#)             SEPTEMBER 30, 2001     ($/SHARE)    DATE      VALUE $
----  ----------------------    ---------------------   ---------  ----------  -------
None

OPTION EXERCISES DURING, AND STOCK OPTIONS HELD AT END OF FISCAL 2001

The following table indicates the total number and value of exercisable stock options held by the Named Executives as of September 30, 2001.

                                                                                      VALUE OF UNEXERCISED
                                              NUMBER OF UNEXERCISED                   IN-THE-MONEY OPTIONS
                                           OPTIONS AT FISCAL YEAR END                 AT FISCAL YEAR END(1)
                                           --------------------------                 ---------------------
                      NAME               EXERCISABLE         UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
                      ----               -----------         -------------        -----------        -------------
               George Cannan, Sr.          90,000                 -0-               $12,321            $   -0-
               David A. Keener (2)            -0-                 -0-                   -0-                -0-

(1) Based on the last sale price for the Company's Common Stock on September 30, 2001 of $.37 per share, as reported by NASDAQ.

(2)  15,000 shares were exercised during fiscal 2001.

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

EMPLOYMENT AGREEMENTS

There are no employment agreements with the Company's executives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2001, the name and number of shares of Common Stock held by each person known to the Company to own beneficially more than five percent (5%) of the Company's Common Stock and the number of shares owned by each director and executive officer of the Company and all directors and executive officers as a group. Each of the following has an address c/o Environmental Technologies Corp., 3125 Bolt Street, Fort Worth, Texas, 76110. All shares are owned directly by the named person.

                                            NUMBER OF
                     NAME                  SHARES OWNED       PERCENT OF CLASS(1)
                     ----                  ------------       -------------------
          George Cannan, Sr.                  630,943(2)              8.3%

          Caroline Costante                   127,761                 1.6%

          John Stefiuk                         76,000(3)              1.0%

          Robert Casper                        75,173(4)              1.0%

          Edward A. Sakoff                         --                   *

          Scott Sakoff                             --                   *

          Laura G. Kahn                            --                   *

          Bobby G. Stephens                        --                   *

          All Directors and Officers as
            a Group (4 persons)               909,877                11.9%

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

(2) Includes 90,000 shares of Common Stock issuable upon the exercise of stock options (90,000 of which are presently exercisable).

(3) Includes 5,000 shares of Common Stock issuable upon the exercise of stock options, which are presently exercisable. (4) Includes 58,673 shares of Common Stock issued to Concorde Science and Technology, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's automotive refrigerant packaging and distribution operations are located in a 21,000 square foot building situated at 550 James Street, Lakewood, New Jersey 08701. The building is leased at a rental of $10,000 per month from George Cannan, Sr., the Company's founder, Chairman and principal stockholder, pursuant to 5-year lease. The Company believes that the terms of such lease are at least as favorable as those that it could obtain from a non-affiliated third party. This lease will expire December 31, 2004.

As of September 30, 1999, the Company had a $371,016 note receivable from George Cannan. This note receivable did bear an interest rate of 7% per annum and was secured by the 21,000 square foot building located at 550 James Street in Lakewood New Jersey. In January 2000, Mr. Cannan repaid the Company the note receivable in full.

ITEM 14.         EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT      DESCRIPTION

       21.1      Subsidiaries of Registrant

       23.2      Consent of BDO Seidman, LLP

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fort Worth, State of Texas on the 14th day of January, 2002.

                                        EVTC, INC.

                                        BY:    /s/ George Cannan, Sr.
                                               ----------------------------
                                               GEORGE CANNAN, SR., Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated:


             SIGNATURE                                       TITLE                                         DATE
             ---------                                       -----                                         ----
     /s/ George Cannan, Sr.                         Chairman, Chief Executive Officer and
     -----------------------------------------      Director                                         January 14, 2002
     GEORGE CANNAN, SR.


     /s/ Bobby G. Stephens                          Chief Executive Officer                          January 14, 2002
     -----------------------------------------
     BOBBY G. STEPHENS


     /s/ John Stefiuk                               Director                                         January 14, 2002
     -----------------------------------------
     JOHN STEFIUK


     /s/ Robert Casper                              Director                                         January 14, 2002
     -----------------------------------------
     ROBERT CASPER


     /s/ Scott L. Sakoff                            Director                                         January 14, 2002
     -----------------------------------------
     SCOTT L. SAKOFF


     /s/ Edward A, Sakoff                           Director                                         January 14, 2002
     -----------------------------------------
     EDWARD SAKOFF

                                INDEX TO EXHIBITS

EXHIBIT NO.             DESCRIPTION
-----------             -----------
  21.1          Subsidiaries of Registrant

  23.2          Consent of BDO Seidman, LLP