Form 10-Q/A
period 2001-06-30
EVTC INC
filed 2002-02-28
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

   [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30,2001

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 For the Transition

             Period From ________ to ________.


                     COMMISSION FILE NUMBER 0-20986


                                   EVTC, INC.
               (Exact name of issuer as specified in its charter)


                DELAWARE                               22-3005943
-------------------------------------------   ---------------------------------
      (State or other Jurisdiction                 (I.R.S. Employer
    of incorporation or Organization)             Identification No.)

            3125 Bolt Street
            Fort Worth, Texas                             76110
-------------------------------------------   ---------------------------------
   (Address of Principal Executive Offices)             (Zip Code)

                                  (817)759-8900
        -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. XX Yes No


As of February 28, 2002, there were 8,606,475 shares of the Issuer's common stock, par value $.01 per share, issued and outstanding.


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


                           EVTC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,             SEPTEMBER 30,
       ASSETS                                       (UNAUDITED)              (AUDITED)
                                                         2001                  2000
                                                    -----------             ----------
Current Assets:
  Cash and cash equivalents                         $    127,764           $    262,644
  Marketable securities                                   33,992                 33,992
  Accounts receivable, net                             8,396,743              7,085,873
  Deferred income taxes                                  693,292                300,000
  Inventories                                          8,387,148              7,813,674
  Other current assets                                   796,514                588,608
  Assets of discontinued operations                       58,225                394,523
                                                    ------------           ------------

    Total current assets                              18,493,678             16,479,314

  Property and equipment, net                          5,438,181              5,013,941
  Goodwill, net                                        2,364,348              2,597,573
  Investments and other assets                           370,786                810,879
                                                    ------------           ------------

  Total assets                                      $ 26,666,993           $ 24,901,707
                                                    ============           ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving Credit Line                             $  8,681,294           $  8,387,083
  Current portion of long term debt                      176,497                292,894
  Accounts payable                                     5,181,815              2,603,059
  Liabilities of discontinued
  operations                                               3,295                353,331
  Accrued liabilities                                  2,415,638              2,290,055
                                                    ------------           ------------
    Total current liabilities                         16,458,539             13,926,422

Long term debt                                         1,563,280              1,563,596
                                                    ------------           ------------

    Total Liabilities                                 18,021,819             15,490,018

Stockholders' Equity
  Common stock, $.01 par value. Authorized
  25,000,000 shares; 7,620,475 shares
  issued and outstanding June 30, 2001
  and 7,444,283 shares September 30, 2000                 76,205                 74,443

  Paid-in-capital                                     15,434,644             15,435,375
  Accumulated other comprehensive
  income                                                  33,992                 33,992
    Accumulated deficit                               (6,899,667)            (6,132,121)
                                                    ------------           ------------
    Total stockholders' equity                         8,645,174              9,411,689
                                                    ------------           ------------
    Total liabilities and
    stockholders' equity                            $ 26,666,993           $ 24,901,707
                                                    ============           ============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended June 30                      Nine Months Ended June 30
                                               --------------------------                      --------------------------
                                              2001                  2000                   2001                    2000
                                         ---------------------------------------  ----------------------------------------

Net sales                                $ 11,254,798           $ 12,265,569           $ 26,371,033           $ 25,949,754
Cost of sales                               8,224,813              8,744,267             19,202,526             19,492,370
                                         -----------------------------------           -----------------------------------
Gross profit                                3,029,985              3,521,302              7,168,507              6,457,384

Selling, general and
  administrative expenses                   2,779,229              2,454,290              7,843,905              5,496,568
                                         -----------------------------------           -----------------------------------

Operating income (loss)                       250,756              1,067,012               (675,398)               960,816
Interest expense                              232,875                222,548                738,575                616,924
Other income, net                              (4,757)               (33,694)                (7,171)               (29,259)
                                         -----------------------------------           -----------------------------------

INCOME(LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES               22,638                878,158             (1,406,802)               373,151

Income tax expense (benefit)                    7,697                317,395               (476,920)               145,692
                                         -----------------------------------           -----------------------------------
Income (loss) from continuing
  operations                                   14,941                560,763               (929,882)               227,459


Discontinued equipment products
  operations:

Gain from discontinued
  operations, net of income taxes             162,336                    -0-                162,336                    -0-
                                         -----------------------------------           -----------------------------------

Net income (loss)                        $    177,277           $    560,763           $   (767,546)          $    227,459
                                         ===================================           ===================================

Income (loss) per share
  Basic:
  Continuing operations                  $       0.00           $       0.08                  (0.12)                  0.04
  Discontinued operations                        0.02                   0.00                   0.02                   0.00
                                         -----------------------------------           -----------------------------------
                                                 0.02                   0.08                  (0.10)                  0.04

Diluted:
  Continuing operations                  $       0.00           $       0.07                  (0.12)                  0.03
  Discontinued operations                        0.02                   0.00                   0.02                   0.00
                                         -----------------------------------           -----------------------------------
                                                 0.02                   0.07                  (0.10)                  0.03


     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           EVTC,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED JUNE 30,
                                                                      2001                    2000
                                                                ----------------------------------------

Cash Flows From Operating Activities:
  Net (Loss) Income                                               $  (767,546)          $   227,459
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
        Depreciation and amortization                                 936,396               531,203
        Provision for bad debts                                       105,468               116,664
        Gain on sale of assets                                        (12,874)                  -0-

    Changes in assets & liabilities:
        Accounts receivable                                        (1,416,338)           (1,887,404)
        Deferred Income Taxes                                        (393,292)              126,870
        Income taxes receivable                                           -0-                58,108
        Inventory                                                    (573,474)           (3,002,947)
        Other assets                                                 (200,818)             (576,163)
        Accounts payable and accrued
          liabilities                                               2,704,339             1,969,658
                                                                  -----------           -----------

Net cash provided by (used in)
  continuing operations                                               381,861            (2,436,552)
Net cash provided by (used in)
  discontinued operations                                             (13,738)               41,465
                                                                  -----------           -----------

Net cash provided by (used in) operating
  activities                                                          368,123            (2,395,087)
                                                                  -----------           -----------

Cash Flows From Investing Activities:
  Proceeds from sale of equipment                                      20,660                   -0-
  Capital expenditures                                             (1,142,285)             (556,614)
  Acquisition of RMS                                                      -0-            (1,419,026)
  Advances to Affiliate-Preacquisition                                    -0-            (1,021,616)
  Change in other assets                                              440,093                   -0-
  Due from Officer                                                        -0-               371,016
                                                                  -----------           -----------

Net cash used in investing activities                                (681,532)           (2,626,240)
                                                                  -----------           -----------

Cash Flows From Financing Activities:
  Net borrowing(repayments) on revolving
       credit facility                                                294,211               (16,003)
  Proceeds from other debt                                                -0-               750,000
  Payments of other debt                                             (116,713)             (550,681)
  Collection of subscription receivable                                   -0-               594,600
  Proceeds from sale of common stock
  and options exercised                                                 1,031             2,259,414
                                                                  -----------           -----------

Net cash provided by financing
  activities                                                          178,529             3,037,330
                                                                  -----------           -----------

Net decrease in cash and
  cash equivalents                                                   (134,880)           (1,983,997)
Cash and cash equivalents - Beginning
  of period                                                           262,644             2,159,434
                                                                  -----------           -----------

Cash and cash equivalents - End of
  period                                                          $   127,764           $   175,437
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


NOTE 4.  INVENTORIES

Inventories are stated at the lower of cost or market and are comprised of the following:

                               June 30, 2001                 Sept. 30, 2000
                               --------------                --------------

Raw Materials                     $4,616,234                    $3,264,126
Finished Goods                     3,770,914                     4,549,548
                                  ----------                    ----------
                                  $8,387,148                    $7,813,674
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

E-SOLUTIONS MARKETING, INC. SEGMENT
On December 14, 2000, the company's Board of Directors adopted a plan to discontinue the operations of e solutions Marketing, Inc., which was acquired in March 2000. The loss on disposal of this segment was recorded in the September 30, 2000 year-end financial statements. This segment directly marketed business to consumer services via the Internet. The Company initiated a plan to liquidate the tangible assets of this segment, which should reach its conclusion during the fourth quarter of fiscal year 2001. During May and June 2001, e Solutions obtained favorable settlements with vendors included in the "Liabilities of Discontinued Operations" as of September 30, 2000. The pre-settlement liabilities totaling $350,036 were settled for cash payments totaling $104,071, netting a gain of $162,336 after tax. The Company filed a Certificate of Dissolution of e-solutions Marketing, Inc. in July 2001.

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

                           EVTC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects the supplemental cash flow information for the nine-month period ending:

                                            June 30, 2001         June 30, 2000
                                         -------------------     ---------------
Supplemental disclosures of cash
   Flow information:
      Cash paid during the period for:
         Interest                              $  738,575            $616,924
                                               ==========            ========
         Income taxes                                  --                  --
                                               ==========            ========


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

The Company's reportable segment information for three months ended June 30, 2001 and 2000 is reported as follows:

                                            Refrigerant
                                              Product              Ballast             Corporate         Consolidated
                                          ----------------       -----------        -------------     ----------------
THREE MONTHS ENDED JUNE 30, 2001:

Revenue from external customers              $10,506,518         $ 748,280            $      --         $11,254,798

Segment Income/(Loss) before
           Income Taxes                          371,185            (66,386)           (282,161)             22,638

THREE MONTHS ENDED JUNE 30, 2000:

Revenue from external customers               11,405,910            859,659                  --          12,265,569

Segment Income/(loss) before
           Income taxes                        1,395,089             20,434            (537,365)            878,158


The Company's reportable segment information for nine months ended June 30, 2001 and 2000 is reported as follows:

                                            Refrigerant
                                              Product              Ballast            Corporate             Consolidated
                                          ----------------       -----------        -------------         ----------------
NINE MONTHS ENDED JUNE 30, 2001:

Revenue from external customers             $ 23,898,953         $  2,472,080         $         --         $ 26,371,033

Segment Income/(Loss) before
           Income Taxes                         (556,426)             (71,217)            (779,159)          (1,406,802)

NINE MONTHS ENDED JUNE 30, 2000:

Revenue from external customers               23,286,033            2,663,721                   --           25,949,754

Segment Income/(loss) before
           Income taxes                        1,479,590              119,002           (1,225,441)             373,151


NOTE 8.  COMMITMENTS & CONTINGENCIES

By virtue of the acquisition of the Company's remaining fifty percent (50%) interest in Liberty Technologies, Inc. ("Liberty") from Concorde Science and Technology Corporation ("Concorde"), the Company was obligated, per a provision in the contract, to issue additional shares to Concorde in the event that the Company's common stock traded below $5.00 per share on the first year anniversary of the closing of such transaction. As a result of this provision the Company issued 174,692 additional shares to Concorde effective March 26, 2001. The value of the transaction did not change from the original value assigned at the transaction date, in accordance with APB 16 para. 81 & 82. The basis of each share initially issued declined pro rata with the contingent shares making up the difference in value. The par value of the issued contingent shares were reclassed from additional paid in capital to par value.

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

Results of Operations
---------------------

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

Revenue
-------

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

Gross Profit
------------

Total Gross Profits increased by $0.7 million during the first nine months of fiscal year 2001 to $7.2 million. Gross Profits from the sales of refrigerant and refrigerant related services increased by $0.8 million during the first nine months of fiscal year 2001 to $6.3 million. Of the $0.8 million increase in refrigerant related gross profit, approximately $1.4 million resulted from incremental gross profit generated from the acquisition of RMS. During the first nine months of fiscal year 2001, a substantial portion of the revenue generated from the existing RMS operations was service revenue which typically generates higher gross profits than traditional sales of refrigerant. Sales of refrigerant through the Company's traditional channels resulted in a decrease in the Company's gross profit of $0.6 million. Gross profit resulting from the processing of lamp ballasts during the first nine months of fiscal year 2001 decreased by approximately $0.1 million compared to the corresponding period in the prior year.

The gross profit as a percent of sales was 27.2% for the nine months ended June 30, 2001 compared to 24.9% from the corresponding period in the prior year. The increase in gross profit as a percentage of sales occurred, primarily, as a result of onsite services which were offered through RMS during fiscal year 2001 which were not offered by the Company in the corresponding period in the prior year. The increase in gross profit as a percentage of sales was offset, slightly, by a decrease in gross profit from the Company's traditional channels of refrigerant distribution and because the Company's ballast division continues to shift its product mix away from PCB ballasts toward the processing of fluorescent lamps and non PCB lamp ballasts both of which, despite having a longer life cycle than PCB ballasts, generate lower profits.

Selling, General & Administrative
---------------------------------

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

Interest Expense
----------------

Interest expense incurred during the first nine months of fiscal year 2001 was approximately $0.7 million, an increase of approximately $0.1 million or 20% from the nine months of fiscal year 2000. The increase in interest expense occurred primarily as a result of the Company incurring additional term debt and entering into capital lease agreements to fund certain capital investments.

Income Tax
----------

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

Revenue
-------

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

Gross Profit
------------

Gross Profit for the third quarter of fiscal year 2001 was $3.0 million, a decrease of $0.5 million or approximately 14.0%. Gross Profits from the sales of refrigerant and refrigerant related services decreased by $0.4 million during the third quarter of fiscal year 2001. Of the $0.4 million decrease in gross profit, approximately $0.7 million resulted from the sale of refrigerants through the Company's traditional distribution channels, offset by the increased gross profit of $0.3 million generated from RMS refrigerant and service revenues. During the third quarter and first nine months of fiscal year 2001, a substantial portion of the revenue generated from the existing RMS operations was service revenue, which typically generates higher gross profits than traditional sales of refrigerant.

Gross profit resulting from the processing of lamp ballasts during the third quarter of fiscal year 2001 decreased by approximately $0.1 million compared to the corresponding period in the prior year.

Total gross profit as a percentage of sales decreased to 26.9% during the third quarter of fiscal year 2001, compared to 28.7% in gross profit realized during the corresponding period in the prior year. The decrease in gross profit as a percentage of sales occurred, primarily, as a result of a decrease in gross profit from the Company's traditional channels of refrigerant distribution and because the Company's ballast division continues to shift its product mix away from PCB ballasts toward the processing of fluorescent lamps and non PCB lamp ballasts both of which, despite having a longer life cycle than PCB ballasts, generate lower profits.

Selling, General & Administrative
---------------------------------

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

Interest Expense
----------------

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

Income Tax
----------

Our effective income tax rate for the third quarter of fiscal year 2001 was 34%. The Company recorded a tax provision of $7,697 for the operating income and $83,628 for the gain on discontinued operations for the three-month period ended June 30, 2001. The Company recorded a tax provision of $317,395 on earnings generated during the quarter ending June 30, 2000. (See Note 3 - Income Taxes in Notes to the Consolidated Financial Statements.)

Liquidity and Capital Resources
-------------------------------

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

                                                EVTC, Inc.

Date:  February 28, 2002                  By:   /s/ George Cannan
                                                -----------------------
                                                Chairman of the Board