Form 10-Q
period 2001-12-31
EVTC INC
filed 2002-03-01
CIK 888956

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended December 31, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

                         COMMISSION FILE NUMBER 0-20986

                                   EVTC, INC.

               (Exact name of issuer as specified in its charter)


                DELAWARE                                22-3005943
----------------------------------------        ---------------------------
      (State or other Jurisdiction                  (I.R.S. Employer
   of incorporation or Organization)               Identification No.)

            3125 Bolt Street
           Fort Worth, Texas                              76110
----------------------------------------        ---------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                  (817)759-8900

                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X_ Yes ___ No

As of February 28, 2002, there were 8,606,475 shares of the Issuer's common stock, par value $.01 per share, issued and outstanding.

                                   EVTC, INC.

                                TABLE OF CONTENTS

         Form 10-Q Item                                                                     Page
PART 1.       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets as of December 31, 2001 (unaudited)
                    and September 30, 2000                                                  F- 1

                    Consolidated Statement of Operations (unaudited) for the
                    three months ended December 31, 2001 and 2000                           F- 2

                    Consolidated Statement of Cash Flows for the

                    three months ended December 31, 2001 and 2000                           F- 3

                    Notes to the Consolidated Financial Statements                          F- 4

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                  2

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                 3

PART II.      OTHER INFORMATION

         Item 3.    Defaults Upon Senior Securities                                            4

         Item 6.    Exhibits and Reports on Form 8-K                                           4

         Signatures                                                                            5

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EVTC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                           DECEMBER 31,
ASSETS                                                    (UNAUDITED)        SEPTEMBER 30,
                                                              2001               2001
Current Assets:
  Cash and cash equivalents                             $    116,432      $    192,756
  Marketable securities                                       12,309            12,309
  Accounts receivable, net                                 6,461,626         5,363,638
  Inventories                                              4,952,996         6,715,834
                                                        --------------------------------
  Other current assets                                       697,589           670,782


         Total current assets                             12,240,952        12,955,319

Property and equipment, net                                5,383,721         5,604,527
Goodwill, net                                              1,304,140         2,321,744
Investments and other assets                                 414,670           334,150
                                                        --------------------------------
         Total assets                                   $ 19,343,483      $ 21,215,740
                                                        ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long term debt                     $  7,438,174      $  8,645,107
  Accounts payable                                         5,686,188         3,660,207
  Accrued liabilities                                      2,135,491         1,848,143
                                                        --------------------------------
         Total current liabilities                        15,259,853        14,153,457

Long term debt                                             1,781,671         1,834,322
                                                        --------------------------------
         Total Liabilities                                17,041,524        15,987,779

Stockholders' Equity

  Common stock                                                76,355            76,355
  Paid-in-capital                                         15,443,869        15,443,869
  Accumulated other compensation income                       12,309            12,309
  Accumulated deficit                                    (13,230,574)      (10,304,572)
                                                        --------------------------------
         Total stockholders' equity                        2,301,959         5,227,961
                                                        --------------------------------
         Total liabilities and stockholders' equity     $ 19,343,483      $ 21,215,740
                                                        ================================

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED DECEMBER 31,
                                                            2001              2000

Net Sales                                               $ 4,570,673      $ 6,258,213
Cost of sales                                             3,811,440        4,660,445
                                                        -------------------------------
Gross profit                                                759,233        1,597,768

Selling, general and administrative expenses              2,495,888        2,598,249
Impairment of Intangibles                                   975,000                0
                                                        -------------------------------

         Operating loss                                  (2,711,655)      (1,000,481)

Interest expense                                            177,350          251,656

Other (income) expense, net                                  36,997           (2,585)
                                                        -------------------------------

Loss from continuing operations before income taxes      (2,926,002)      (1,249,552)

Income tax benefit                                                0         (423,908)
                                                        -------------------------------

Loss from operations                                     (2,926,002)        (825,844)

Net income (loss)                                       $(2,926,002)     $  (825,844)
                                                        -------------------------------

Income (loss) per share Basic:

  Continuing operations                                 $     (0.37)     $     (0.11)
                                                        -------------------------------
                                                        $     (0.37)     $     (0.11)
Diluted:
  Continuing operations                                 $     (0.37)     $     (0.11)
                                                        -------------------------------
                                                        $     (0.37)     $     (0.11)

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED DECEMBER 31,
                                                               2000             2001

Cash Flows From Operating Activities:
  Net Loss                                                  $  (825,844)     $(2,926,002)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization                          366,179          362,538
         Provision for bad debts                                  2,355            2,393
  Changes in assets & liabilities:
         Accounts receivable                                  1,295,024       (1,100,381)
         Deferred Income Taxes                                 (423,708)               0
         Income taxes receivable                                      0                0
         Inventory                                             (258,296)       1,762,838
         Other assets                                          (184,625)         (88,801)
         Accounts payable and accrued liabilities               830,861        2,313,329
                                                            -------------------------------
  Net cash provided by continuing activities                    801,946        1,300,914


  Net cash provided by discontinued operations                   48,101                0
                                                            -------------------------------
  Net cash provided by operating activities                     850,047        1,300,914

Cash Flows From Investing Activities:
  Capital expenditures                                         (451,846)         (37,134)
  Change in other assets                                        (88,781)         (80,520)
                                                            -------------------------------
Net cash used in investing activities                          (540,627)        (117,654)

Cash Flows From Financing Activities:
  Payments on notes payable to bank                            (105,707)
  Net repayments on revolving credit facility                  (184,713)      (1,175,712)
  Payments of other debt                                        (59,644)         (83,872)
                                                            -------------------------------
Net cash used in financing activities                          (350,066)      (1,259,584)
                                                            -------------------------------
Net decrease in cash and cash equivalents                       (40,644)         (76,324)
                                                            -------------------------------
Cash and cash equivalents - Beginning of period                 262,644          192,756
                                                            -------------------------------
Cash and cash equivalents - End of period                   $   222,000      $   116,432
                                                            -------------------------------

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC, INC. AND SUBSIDIARIES

                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed financial statements herein.

The consolidated financial statements include the financial statements of EVTC and all of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

The unaudited consolidated financial statements should be read in conjunction with the more detailed audited financial statements for the year ended September 30, 2001, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC"). Accounting policies used in the preparation of these consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company's Form 10-K. The results of operations for the three (3) months ended December 31, 2001 are not necessarily indicative of the results for the fiscal year ending September 30, 2002. The sale of the Company's services and products are subject to general economic conditions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

The financial statements have been prepared by management without a review, pursuant to Statement on Auditing Standards No. 71, being done by Company's Independent Accountants.

NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

EVTC, Inc. ("EVTC" or the "Company") was incorporated under the name "Environmental Technologies Corporation" under the laws of Delaware. In 1997, the Company changed its corporate name to "EVTC, Inc." but continues to trade and do business as "Environmental Technologies Corporation." EVTC, through its wholly owned subsidiaries, engages in the marketing and sale of refrigerants, refrigerant reclaiming services and recycling of fluorescent light ballasts and lamps. The Company also manufactured and distributed refrigerant recycling and recovery equipment prior to the discontinuation of such operations in July 1998 and the

                           EVTC, INC. AND SUBSIDIARIES

                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  - CONTINUED -

Company marketed business to consumer services via the Internet until its discontinuation in December 2000.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,951,002 during the three months ended December 31, 2001. As of December 31, 2001 the current liabilities exceeded its current assets by $3,016,901. The Company is delinquent in connection with various obligations. These factors, as well as the uncertain conditions that the Company faces with respect to its ability to pay its debts as they become due, create substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financings and generating sufficient revenue, either through existing operations or the acquisition of additional business opportunities. Management is formulating plans to strengthen the Company's working capital position and to generate sufficient cash to meet its operating needs through fiscal year end 2002 and beyond. No assurance, however, can be made that management will be successful in achieving its plans. Significant additional capital will be required.

The Company has taken a non cash charge of $725,000 against the Liberty operations of Full Circle, for the impairment of intangibles. Additionally, the Company has taken a $250,000 charge for impairment of intangibles for the assets that were acquired as part of the RMS division.

NOTE 3.  ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), No. 142, Goodwill and Other Intangible Assets (SFAS 142), No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144).

SFAS 141 requires the use of the purchase method of accounting and prohibits the use of pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassifies the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. As intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied by the Company in the fiscal year beginning December 15, 2001 to all

                           EVTC, INC. AND SUBSIDIARIES

                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  - CONTINUED -

goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Early application of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. SFAS 142 requires that the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

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

NOTE 4.  EARNINGS PER SHARE

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period except where their effective is anti dilutive. The average number of common shares outstanding for the three-month period ending December 31, 2001 and 2000 was 7,828,697 and 7,435,283, respectively. The effect of dilutive options and warrants is immaterial.

                           EVTC, INC. AND SUBSIDIARIES

                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  - CONTINUED -

NOTE 5.  INCOME TAXES

Income taxes are accounted in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109"). In accordance with SFAS 109, the Company uses the asset and liability method for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates to the deferred tax asset or liability is recognized in either income or expense in the period that includes the enactment date.

The Company has available at December 31, 2001 NOL's for federal income tax purposes of 17.0 million which are available to offset future federal taxable income, if any, through 2021.

As a result of the NOL's as discussed above, the Company did not pay cash for income taxes during either the first three months of fiscal 2002 or the corresponding period in the prior year.

NOTE 6.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

                           EVTC, INC. AND SUBSIDIARIES

                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  - CONTINUED -

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects the supplemental cash flow information for the three-month period ending:

                                       December 31, 200     December 31, 2000
                                       ----------------     -----------------

Supplemental disclosures of cash
flow information:

  Cash paid during the period for:

     Interest                              $177,350             $251,656
                                           ========             ========

     Income taxes                                --                   --
                                           ========             ========

NOTE 8.  SEGMENT INFORMATION

The Company has two reportable operating segments: refrigerant and ballast recycling. The refrigerant segment engaged in the marketing and sales of refrigerant related services as well as performing refrigerant reclaiming services. The ballast recycling segment engages in the recycling and disposal of fluorescent light ballasts and the brokering of fluorescent lamps for their ultimate disposal. Amounts under the Corporate caption are not directly attributable to a segment or items not allocated to the operating segment in evaluating their performance. There have been no intersegment sales for the three months ended December 31, 2001, and 2000, respectively.

The Company's reportable segment information for three months ended December 31, 2001 and December 31, 2000 is reported as follows:

                                               Refrigerant
                                                 Product           Ballast        Corporate        Consolidated
THREE MONTHS ENDED DECEMBER 31, 2000:

Revenue from external customers                 5,362,581         5,895,632              --          6,258,213

Segment Income/(loss) before

  Income Taxes                                 (1,050,028)            7,734        (207,256)        (1,249,552)

                           EVTC, INC. AND SUBSIDIARIES

                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  - CONTINUED -

                                               Refrigerant
                                                 Product           Ballast        Corporate        Consolidated
THREE MONTHS ENDED DECEMBER 31, 2001:

Revenue from external customers                 3,834,810           735,813              --          4,570,673

Segment Income/(loss) before
  Income Taxes                                  2,142,185          (238,152)       (545,665)         2,926,002

NOTE 9.  SUBSEQUENT EVENTS

On November 21, 2001, the Company was notified of a technical default by The CIT Group/Business Credit, Inc. ("CIT") as the result of an overadvance on its Credit Facility. By letter dated February 12, 2002, CIT declared the Company in default under the Facility and accelerated the outstanding obligations owing thereunder. In subsequent discussions with the Company, CIT agreed to made a further advance of an additional $30,000 on February 20, 2002, which advance shall be subject to the terms of the Credit Facility and will bear interest at a default rate. On February 21, 2002, the Company retained, at the request of CIT, Corporate Revitalization Partners, LLC, to assist the Company in the disposition of certain assets to reduce the outstanding obligations owing to CIT. As of the date of this Report, the Company and CIT continue to negotiate the terms of a forbearance agreement.

On December 11, 2001, the Company entered into a consulting agreement with J&E Partners Inc. for consulting and advisory services having been performed during the Company's first fiscal quarter 2002. John D. Mazzuto, who became the Chief Executive Officer of the Company as of January 25, 2002, is a shareholder and the sole director of J&E Partners Inc.

On January 23, 2002 the Nasdaq Stock Market notified the Company that it had failed to hold an annual shareholders' meeting or solicit a proxy statement for such a meeting in compliance with the requirements for continued inclusion. In addition, the Company was informed that it had outstanding fees owing for the listing of certain additional shares and that it was delinquent in its filing with the Commission of its quarterly report on Form 10-Q for the period ended December 31, 2001. On January 30, 2002 the Company requested a hearing to appeal that notice. Any delisting action will be stayed and the securities will continue to be traded until a determination is made.

On February 1, 2002, the Company entered into an agreement to sell to Innovative Waste Technologies, LLC, a Nevada limited liability company ("IWT"), 1,712,688 shares of the common stock, par value $.01 per share, of the Company (the "Common Stock") for and in consideration of the payment of the aggregate sum of $1,000,000. However, completion of the stock purchase is subject to certain conditions being satisfied, which conditions have not been satisfied as of the date of this Report.

As a result in part of the due diligence investigation undertaken by the Company under that agreement with IWT entered into by the Company on or about February 1, 2002, pursuant to which a wholly-owned subsidiary of the Company was to acquire certain assets of IWT for and in exchange of securities in the Company consisting of 13,287,312 shares of Common Stock and options to purchase up to 15,000,000 shares of Common Stock, the parties have determined, in order to provide to the Company the intended benefits of the proposed asset transaction, to restructure such transaction as a merger of the Company's subsidiary with and into IWT with IWT, as the surviving corporation, becoming a wholly-owned subsidiary of the Company. Any intended merger is subject to the negotiation and completion of a definitive agreement and plan of merger having similar economic terms and provisions as the intended asset transaction, as well as certain other conditions to be delineated in any such definitive agreement. Giving effect to the proposed stock purchase and merger, there would be a change in control of the Company with IWT holding, on a fully diluted basis, an aggregate of 30,000,000 shares of the Company's issued and outstanding common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

FORWARD LOOKING INFORMATION
---------------------------

ALL STATEMENTS, OTHER THAN HISTORICAL FACTS, REGARDING THE COMPANY'S BUSINESS STRATEGY AND PLANS OF MANAGEMENT FOR FUTURE OPERATIONS ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS, WHICH INCLUDE, BUT ARE NOT LIMITED TO, WORDS SUCH AS "EXPERT," "ANTICIPATE," "PLAN," ESTIMATE," "PROJECT," "INTEND" AND "SCHEDULED" ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, AND ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. A WIDE VARIETY OF FACTORS COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES AND COULD ADVERSELY IMPACT REVENUES, PROFITABILITY, CASH FLOWS AND CAPITAL NEEDS. THESE FACTORS INCLUDE, AMONG OTHERS, THE COMPANY'S ABILITY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS PLAN AND INTEGRATE ANY PROPOSED AND FUTURE ACQUISITION AND BUSINESS ARRANGEMENTS; POTENTIAL FLUCTUATIONS IN FINANCIAL RESULTS; NEGOTIATING AN AMICABLE RESOLUTION OF THE COMPANY'S DEFAULT UNDER ITS FINANCING ARRANGEMENT; PROCURING ADDITIONAL FUNDING; ANY UNCERTAINTIES RELATING TO CUSTOMER PLANS AND COMMITMENTS; THE TIMELY DEVELOPMENT AND MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS AND TECHNOLOGIES; POSSIBLE PRODUCT DEFECTS AND PRODUCT LIABILITY, DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS, THE COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY OPERATES AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION AND OTHER REGULATORY AUTHORITIES.

RESULTS OF OPERATIONS
---------------------

Management's discussion and analysis of the consolidated results of operations and financial condition should be read in conjunction with the Consolidated Financials and the related Notes.

The Company has two reportable operating segments: refrigerant and ballast recycling. The refrigerant segment engages in the marketing and sales of refrigerant and refrigerant related services as well as performing refrigerant recovery and reclamation services. The ballast recycling segment engages in the recycling and disposal of fluorescent light ballasts and the brokering of fluorescent lamps of their ultimate disposal.

Revenue. Revenue decreased by $1.7 million or 27.0% to $4.6 million for the three month period ended December 31, 2001 compared to the same period during the prior fiscal year. Of the $1.7 million decrease in revenue, $1.5 million was related to the refrigerant segment and the remainder was attributed to the ballast segment.

Gross Profit. Total gross profit decreased by $0.8 million during the first quarter of 2002, a decrease of 52.2% compared to the gross profit generated in the first quarter of fiscal 2001. Total gross profit as a percentage of sales decreased to 16.6% during the first quarter of fiscal year 2002 compared to 25.5% during the corresponding period of fiscal year 2001. The refrigerant segment yielded a gross profit of 17.1% and the ballast segment realized a 13.6% gross profit it the current three month period compared with a 35.5% gross profit for the ballast segment during the same period one year ago.

Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses for the three month period of fiscal year 2002 decreased by 4% to $2.5 million from $2.6 million of SG&A expenses incurred during the first quarter of fiscal 2001.

The Company has taken a one-time non cash charge of $725,000 against its earnings for the impairment of intangibles on its Liberty operation of Full Circle, Inc. and has also taken a $250,000 non cash charge against those assets that were acquired as part of the RMS division.

Interest Expense. Interest expense incurred during the first quarter of fiscal year 2002 was approximately $177,000, a decrease of approximately $75,000 or 29.5% from the first quarter of fiscal year 2001.

Income Tax. The Company's effective income tax rate for the first quarter of fiscal year 2002 was 34%. However, based on its negative working capital, the default position with its lender and the questionable ability to continue as a going concern, no recoverability of deferred tax assets were included for the three month period ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2001 the Company had a working capital deficit of approximately $3 million compared to a working capital deficit of $1.2 million for the three month period ended December 31, 2000. The most significant current assets at December 31, 2001 were the Company's accounts receivable, which were approximately $6.5 million and inventory which was approximately $5.0 million. These assets were offset by accounts payable of $5.7 million and the current portion of the Company's long term debt of $7.4 million.

The Company was notified of a technical default by The CIT Group/Business Credit, Inc. ("CIT") on November 21, 2001 as the result of an overadvance on the Credit Facility. The outstanding obligations under the Facility were accelerated on February 20, 2002 at which time CIT declared the Company in default. As of the date of this Report, the Company has retained, at the request of CIT, Corporate Revitalization Partners, LLC, to assist in the disposition of certain assets to reduce the outstanding obligations under the Facility and is currently negotiating a forbearance agreement.

On January 23, 2002 the Nasdaq Stock Market notified the Company that it had failed to hold an annual shareholders' meeting or solicit a proxy statement for such a meeting in compliance with the requirements for continued inclusion. In addition, the Company was informed that it had outstanding fees owing for the listing of certain additional shares and that it was delinquent in its filing with the Commission of its quarterly report on Form 10-Q for the period ended December 31, 2001. On January 30, 2002 the Company requested a hearing to appeal that notice. Any delisting action will be stayed and the securities will continue to be traded until a determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and short-term investment portfolios. The Company centrally manages its debt and investment portfolios, considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist of cash equivalents and short-term marketable securities; accordingly, the carrying amounts approximate market value. The Company's investments are not material to the financial position or performance of the Company.

Assuming year-end 2002 variable rate debt and investment levels, a one-point change in interest rates would impact net interest expense by less than $100,000.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

On November 21, 2001, the Company was notified of a technical default by The CIT Group/Business Credit, Inc. ("CIT") as the result of an overadvance on its Credit Facility. By letter dated February 12, 2002, CIT declared the Company in default under the Facility and accelerated the outstanding obligations owing thereunder. In subsequent discussions with the Company, CIT agreed to made a further advance of an additional $30,000 on February 20, 2002, which advance shall be subject to the terms of the Credit Facility and will bear interest at a default rate. On February 21, 2002, the Company retained, at the request of CIT, Corporate Revitalization Partners, LLC, to assist the Company in the disposition of certain assets to reduce the outstanding obligations owing to CIT. As of the date of this Report, the Company and CIT continue to negotiate the terms of a forbearance agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits

             None

         (b) Form 8-K Filings.

     On February 7, 2002, the Company filed a Current Report on Form 8-K relating to Item 5, Other Items, in connection with the press release dated January 30, 2002 regarding The Nasdaq Stock Market Hearing scheduled for March 1, 2002.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EVTC, INC.

February 28, 2002                         By: /s/ John D. Mazzuto
                                              ----------------------------------
                                               Name:  John D. Mazzuto
                                               Title: Chief Executive Officer
                                                      (duly authorized officer)