Form 10-Q
period 2002-03-31
EVTC INC
filed 2002-05-20
CIK 888956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

                         Commission File Number 0-20986


                                   EVTC, INC.
                                   ----------
               (Exact name of issuer as specified in its charter)


              Delaware                                         22-3005943
-----------------------------------                   --------------------------
   (State or other Jurisdiction                             (I.R.S. Employer
 of incorporation or Organization)                         Identification No.)

         14910 Welcome Lane
            Houston, Texas                                       77014
-----------------------------------                   --------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (877) 426-3509
             -------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               ---      ---

As of May 20, 2002, there were 19,856,475 shares of the Issuer's common stock, par value $.01 per share, issued and outstanding.

                                   EVTC, Inc.
                                TABLE OF CONTENTS

     Form 10-Q Item                                                         Page
     --------------                                                         ----

Part 1.   Financial Information

     Table of Contents                                                         1

     Item 1.        Financial Statements

                    Consolidated Balance Sheets as of March 31, 2002
                    (unaudited) and September 30, 2001 (audited)             F-1

                    Consolidated Statement of Operations (unaudited)
                    for the three and six months ended March 31, 2002
                    and 2001                                                 F-2

                    Consolidated Statement of Cash Flows for the six
                    months ended March 31, 2002 and 2001                     F-3

                    Notes to the Consolidated Financial Statements           F-4

     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        2

     Item 3.        Quantitative and Qualitative Disclosures about
                    Market Risk                                                4

Part II.  Other Information

          Item 1.   Legal Proceedings                                          6

          Item 2.   Changes in Securities and Use of Proceeds                  7

          Item 3.   Defaults Upon Senior Securities                            7

          Item 6.   Exhibits and Reports on Form 8-K                           8

          Signatures

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

                           EVTC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                      March 31,      September 30,
                                                        2002             2001
                                                     (UNAUDITED)
ASSETS

Current Assets:
 Cash and cash equivalents                           $    200,592    $    192,756
 Marketable securities                                     12,309          12,309
 Accounts receivable, net                               4,031,296       5,363,638
 Inventories, net                                       1,761,635       6,715,834
 Other current assets                                     440,698         670,782
                                                     ------------    ------------

        Total current assets                            6,661,584      12,955,319

Property and equipment, net                             3,272,566       5,604,527
Goodwill, net                                                 -0-       2,321,744
Investments and other assets                              256,333         334,150
                                                     ------------    ------------

        Total assets                                 $ 10,190,483    $ 21,215,740
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current portion of long term debt                   $  5,488,579    $  8,645,107
 Accounts payable                                       4,981,943       3,660,207
 Accrued liabilities                                    2,104,827       1,848,143
                                                     ------------    ------------
        Total current liabilities                      12,575,349      14,153,457

Long term debt                                          1,757,280       1,834,322
                                                     ------------    ------------

        Total Liabilities                            $ 14,332,629    $ 15,987,779

Stockholders' Equity
 Common stock                                              86,065          76,355
 Paid-in-capital                                       16,557,297      15,443,869
 Accumulated other compensation income                     12,309          12,309
 Accumulated deficit                                  (20,797,817)    (10,304,572)
                                                     ------------    ------------
        Total stockholders' equity                     (4,142,146)      5,227,961
                                                     ------------    ------------

        Total liabilities and stockholders' equity   $ 10,190,483    $ 21,215,740
                                                     ============    ============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended               Six Months Ended
                                                March 31,                       March 31,
                                           2002            2001             2002           2001
Net Sales                             $  1,536,851    $  8,858,022       6,107,524    $ 15,116,235

Cost of sales                            3,846,289       6,317,268       7,657,729      10,977,713
                                      ------------    ------------    ------------    ------------
Gross profit                            (2,309,438)      2,540,754      (1,550,205)      4,138,522

Selling, general and administrative
 expenses                                1,982,453       2,466,427       4,478,341       5,064,676
                                      ------------    ------------    ------------    ------------

Impairment of intangibles and
 building and equipment                  3,112,787               0       4,087,787               0
                                      ------------    ------------    ------------    ------------

       Operating (loss) income          (7,404,678)         74,327     (10,116,333)       (926,154)

Interest expense                           169,680         254,044         347,030         505,700
Other (income) expense, net                (11,429)            171          25,568          (2,414)
                                      ------------    ------------    ------------    ------------

(Loss) from continuing operations       (7,562,929)       (179,888)    (10,488,931)     (1,429,440)
  before income taxes

Income tax benefit                               0         (60,909)              0        (484,617)
                                      ------------    ------------    ------------    ------------

Loss from operations                    (7,562,929)       (118,979)    (10,488,931)       (944,823)

Net (loss)                            $ (7,562,929)   $   (118,979)   $(10,488,931)   $   (944,823)
                                      ------------    ------------    ------------    ------------

(Loss) per share
 Basic:
 Continuing operations                $      (0.88)   $      (0.02)   $      (1.28)   $      (0.13)
                                      ------------    ------------    ------------    ------------
Diluted:
 Continuing operations                $      (0.88)   $      (0.02)   $      (1.28)   $      (0.13)
                                      ------------    ------------    ------------    ------------


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           EVTC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             Six Months Ended
                                                                March 31,
                                                           2002            2001
Cash Flows From Operating Activities:
  Net Loss                                             $(10,488,931)   $   (944,823)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                       2,949,729         619,957
      Provision for bad debts                              (232,217)        104,095
  Changes in assets & liabilities:
       Accounts receivable                                1,564,559      (1,386,152)
       Deferred Income Taxes                                  0            (484,617)
       Inventory                                          4,954,199        (897,198)
       Other assets                                        (112,516)       (310,694)
      Accounts payable and accrued liabilities            1,578,420       2,944,673
                                                       ------------    ------------

Net cash provided by (used in) continuing activities        213,443        (354,759)

Net cash provided by discontinued operations                  0             102,489
                                                       ------------    ------------
Net cash provided by (used in) operating activities         213,443        (252,270)

Cash Flows From Investing Activities:
 Loss on impairment of equipment and building             1,850,000               0
 Proceeds from sale of equipment                              0               9,208
 Loss on retirement of assets                                 0                (835)
 Capital expenditures                                       (22,992)       (878,003)
 Change in other assets                                      77,817         263,169
                                                       ------------    ------------
Net cash used in investing activities                     1,904,825        (606,461)

Cash Flows From Financing Activities:
 Net borrowing (repayments) on revolving credit
  facility                                               (3,124,109)        831,111
 Payments of other debt                                    (109,461)        (62,392)
 Proceeds from sale of common stock and options
  exercised                                               1,123,138               0
                                                       ------------    ------------
Net cash used in provided financing activities           (2,110,432)        768,719
Net increase (decrease in cash and cash equivalents           7,836         (90,012)
Cash and cash equivalents - Beginning of period             192,756         262,644
                                                       ------------    ------------
Cash and cash equivalents - End of period              $    200,592    $    172,632
                                                       ============    ============


     See Accompanying Notes to Consolidated Financial Statements (unaudited

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

The unaudited consolidated financial statements should be read in conjunction with the more detailed audited financial statements for the year ended September 30, 2001, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC"). Accounting policies used in the preparation of these consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company's Form 10-K. The results of operations for the three (3) and six (6) months ended March 31, 2002 are not necessarily indicative of the results for the fiscal year ending September 30, 2002. The sale of the Company's services and products are subject to general economic conditions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

                           EVTC, INC. AND SUBSIDIARIES

                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -CONTINUED-

discontinuation of such operations in July 1998 and the Company marketed business to consumer services via the Internet until its discontinuation in December 2000.

As shown in the accompanying financial statements, the Company incurred a net loss of $10,488,931 during the six months ended March 31, 2002. As of March 31, 2002 the current liabilities exceeded its current assets by $5,913,765. The Company is delinquent in connection with various obligations. These factors, as well as the uncertain conditions that the Company faces with respect to its ability to pay its debts as they become due, create substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financings and generating sufficient revenue, either through existing operations or the acquisition of additional business opportunities. Management is formulating plans to strengthen the Company's working capital position and to generate sufficient cash to meet its operating needs through fiscal year end 2002 and beyond. No assurance, however, can be made that management will be successful in achieving its plans. Significant additional capital will be required.

The Company has set up a reserve for obsolescence for inventory of $2,500,000 against the operations of Full Circle.

The Company has taken non cash charges of $1,044,310 against the Liberty operations of Full Circle and $941,807 against the RMS division for the impairment of intangibles. Additionally, the Company has taken non cash charges of $1,200,000 against the equipment of Full Circle and $650,000 against the building owned by EVTC.

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

                           EVTC, INC. AND SUBSIDIARIES

                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -CONTINUED-

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill was $2.3 million. Goodwill amortization expense during the year ended September 30, 2001 was $0.3 million. The Company has written off all $2.3 million of remaining goodwill as of March 31, 2002.

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

SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has reduced the carrying value of certain long-lived assets by $1,850,000.

NOTE 4.   EARNINGS PER SHARE

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period except where their effect is antidilutive. The average number of common shares outstanding for the six month period ending March 31, 2002 and 2001 was 8,217,586 and 7,473,398, respectively. The average number of common shares outstanding for the three-month period ending March 31, 2002 and 2001 was 8,606,475 and 7,502,514, respectively. The effect of dilutive options and warrants is immaterial.

                           EVTC, INC. AND SUBSIDIARIES

                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -CONTINUED-

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

The Company has available at March 31, 2002 NOL's for federal income tax purposes, of 17.0 million which are available to offset future federal taxable income, if any, through 2021.

As a result of the NOL's as discussed above, the Company did not pay cash for income taxes during either the first six months of fiscal 2002 or the corresponding period in the prior year.

NOTE 6.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. A reserve for obsolescence has been set up for $2,500,000.

NOTE 7.   SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects the supplemental cash flow information for the three-month period ending:

                                           March 31, 2002       March 31, 2001
                                           --------------       --------------

Supplemental disclosures of cash Flow
 information:
   Cash paid during the period for:
         Interest                          $  347,030           $   505,700

         Income taxes                      $       --           $        --

NOTE 8.   SEGMENT INFORMATION

The Company has two reportable operating segments: refrigerant and ballast recycling. The refrigerant segment engaged in the marketing and sales of refrigerant related services as well as performing refrigerant reclaiming services. The ballast recycling segment

                           EVTC, INC. AND SUBSIDIARIES

                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -CONTINUED-

engages in the recycling and disposal of fluorescent light ballasts and the brokering of fluorescent lamps for their ultimate disposal. Amounts under the Corporate caption are not directly attributable to a segment or items not allocated to the operating segment in evaluating their performance. There have been no intersegment sales for the six months ended March 31, 2002, and 2001, respectively.

The Company's reportable segment information for three months ended March 31, 2002 and 2001 is reported as follows:


                                     Refrigerant
                                       Product        Ballast      Corporate     Consolidated
                                     -----------    ----------   -------------   --------------
THREE MONTHS ENDED MARCH 31, 2002:
Revenue from external customers       1,033,229       503,622            --        1,536,851
Segment (loss) before
 Income Taxes                        (6,413,096)     (169,918)     (979,915)      (7,562,929)

THREE MONTHS ENDED MARCH 31, 2001:
Revenue from external customers       8,029,854       828,168            --        8,858,022

Segment Income/(loss) before
 Income Taxes                           122,417       (12,565)     (289,740)        (179,888)


THE COMPANY'S REPORTABLE SEGMENT INFORMATION FOR SIX MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001 IS REPORTED AS FOLLOWS:


                                     Refrigerant
                                       Product        Ballast      Corporate     Consolidated
                                     -----------    ----------   -------------   --------------
SIX MONTHS ENDED MARCH 31, 2002:
Revenue from external customers       4,882,489     1,239,435            --         6,121,924
Segment Income/(loss) before
 Income Taxes                        (8,555,281)     (408,070)   (1,525,580)      (10,488,931)

SIX MONTHS ENDED MARCH 31, 2001:
Revenue from external customers      13,392,435     1,723,800            --        15,116,235
Segment Income/(loss) before
 Income Taxes                            84,501        98,568      (688,076)          505,007


                           EVTC, INC. AND SUBSIDIARIES

                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -CONTINUED-

NOTE 9.   SUBSEQUENT EVENTS

     On April 2, 2002, Heritage National Bank foreclosed on the Company's principal office and warehouse facility located at 2125 West Bolt, Fort Worth, Texas following the Company's default under that July 31, 2000 Promissory Note, in the aggregate principal amount of $1,250,000, in favor of the bank. The note was secured by a Deed of Trust on the Fort Worth premises. The premises were carried on the books prior to the foreclosure at $1.2 million. Following the foreclosure, the Company entered into a monthly rental arrangement with the bank for the continued use of the warehouse facility.

     On May 10, 2002, the Company completed that transaction contemplated by the Securities Purchase Agreement dated March 26, 2002 and amended May 10, 2002 (as amended, the "Purchase Agreement") by and among the Company, Innovative Waste Technologies, LLC, a Nevada limited liability company ("IWT") and each of Guy L. Harrell and Gary A. Tipton, as owners of all of the issued and outstanding membership interests of IWT. Under the Purchase Agreement the Company purchased the outstanding membership interests in exchange for the issuance of 10,000,000 shares of the common stock, par value $.01 per share (the "Common Stock") of the Company and grants of options to purchase up to an aggregate of 15,000,000 shares of Common Stock, resulting in a change in control of the Company. The option grants are conditioned upon and subject to the subsequent approval by the stockholders of the Company of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock to 100,000,000 (the "Stock Amendment"). Management intends to obtain stockholder consent for the Stock Amendment promptly now that the transaction is completed.

     Since the completion of the transaction with IWT on May 10, 2002, new management has engaged in a systematic review and reassessment of the realizable value attributable to the inventory, accounts receivable, fixed assets and other properties of the Company.

     On May 13, 2002, the 95th District Court of Texas, Dallas County, entered an Agreed Temporary Injunction against the Company and its subsidiaries in favor of the Company's senior lender, The CIT Group/Business Credit, Inc. The agreed form of order continues in force a temporary restraining order entered by the District Court on April 29, 2002 prohibiting the Company and its subsidiaries from selling any of their respective assets without obtaining the prior consent of the senior lender. In addition, the order provides for the appointment of Corporate Revitalization Partners LLC to sell assets of the Company and its subsidiaries over the next 60 days toward satisfaction of an agreed upon settlement amount, in the approximate net sum of $4 million, for past obligations owing under the Company's credit facility with the senior lender. If the sale of the assets fails to raise sufficient proceeds to satisfy the settlement amount, the lender may pursue other remedies available to it under the credit facility

Item 2.   Management's  Discussion  And  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

FORWARD LOOKING INFORMATION
---------------------------

All statements, other than historical facts, regarding the Company's business strategy and plans of management for future operations are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which include, but are not limited to, words such as "expert," "anticipate," "plan," estimate," "project," "intend" and "scheduled" are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. These factors include, among others, the Company's ability to successfully implement its business plan and integrate any proposed and future acquisition and business arrangements; potential fluctuations in financial results; negotiating an amicable resolution with respect to the Company's default under its financing arrangements; procuring additional funding; any uncertainties relating to customer plans and commitments; the timely development and market acceptance of the Company's products and technologies; possible product defects and product liability, dependence on intellectual property rights, the competitive environment in which the Company operates and other risks detailed from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission and other regulatory authorities.

SIX MONTHS  ENDED MARCH 31,  2002 AS COMPARED TO THE SIX MONTHS  ENDED MARCH 31,
2001

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

Revenue. Revenue decreased by $9.0 million or 60.0% to $6.1 million for the six month period ended March 31, 2002 compared to the same period during the prior fiscal year. Of the $9.0 million decrease in revenue, $8.5 million was related to the refrigerant segment and the remainder was attributed to the ballast segment.

Gross Profit. Total gross profit decreased by $5.7 million during the first six months of 2002. Management has set up a reserve for obsolescence of inventory for $2.5 million which had a major impact on this decrease. However, disregarding the reserve, the gross profit decreased by $3.2 million or 77% during the current six month period compared to the same period one year yearlier.Total gross profit as a percentage of sales decreased to 15.6% during the first six months of fiscal year 2002 compared to 27.4% during the corresponding period of fiscal year 2001. This was attributed to the cost cutting measures required by the Company's senior lender.

Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses for the six month period of fiscal year 2002 decreased by 11.6% to $4.5 million from $5.1 million of SG&A expenses incurred during the first six months of fiscal 2001.

The Company has taken a non cash charge of $2,237,787 against its earnings for the impairment of intangibles on it Liberty operation of Full Circle, Inc. and the assets that were acquired as part of the RMS division.

Management has also chosen to set up a $2.5 million reserve for obsolescence of its inventory. This decision was based on appraisals that were obtained by management through outside sources. Similarly, management has taken a non cash charge of $1.85 million against earnings for the impairment of certain equipment and building based on outside appraisals.

Interest Expense. Interest expense incurred during the first six months of fiscal year 2002 was approximately $347,000, a decrease of approximately $159,000 or 31.3% from the first six months of fiscal year 2001.

Income Tax. The Company's effective income tax rate for the first six months of fiscal year 2002 was 34%. However, based on its negative working capital, the default position with its lender and the questionable ability to continue as a going concern, no recoverability of deferred tax assets were included for the six month period ended March 31, 2002

THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Revenue. Revenue was $1.5 million for the three months ended March 31, 2002 compared to $8.9 million for the three months ended March 31, 2001. This represents an 83.2% reduction in sales for the current period compared to the same period last year.

Gross Profit. Gross profit for the quarter ended March 31, 2002 was negative $2.3 million. Management set up a reserve for obsolescence against inventory amounting to $2.5 million. disregarding the reserve, the gross profit for the three months ended March 31, 2002 was $191,000 or 12.4% of sales compared to 28.7% during the same comparable period one year earlier. This decrease was attributable to the company's interest in just selling product in order to get in cash.

Selling, general and administrative. Selling, general and administrative expenses decreased by $484,000 during the current three month period ended March 31, 2002 compared to the three months ended March 31, 2001. This decrease of 19.6% is attributed to the Company's lack of cash and need to lay off most of its labor.

Interest Expense. Interest expense decrease during the three months ended March 31, 2002 by 33.2% compared to the same period one year earlier. This reduction is attributed to the reduction in the average balance of the Company's revolving credit agreement with the Company's lender and the questionable ability for the Company to continue as a going concern. The Company is in default on this agreement and the Company has retained, at the request of the lender, Corporate Revitalization Partners, LLC, to assist in the disposition of certain assets to reduce the outstanding obligations under the credit facility.

Income Tax. The Company's effective income tax rate for the three months ended March 31, 2002 was 34%. However, based on its negative working capital, the default position with its lender and the questionable ability for the Company to continue as a going concern, no recoverability of deferred tax assets were included for the three month period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had a deficiency in working capital of approximately $6.3 million compared to available working capital of $1.7 million as of March 31, 2001. The most significant current assets at March 31, 2002 were its accounts receivable, which were approximately $4.0 million and inventory which was approximately $1.8 million. These assets were offset by accounts payable of $5.0 million and the current portion of the Company's long term debt of $5.5 million.

The Company was notified of a technical default by The CIT Group/Business Credit, Inc. ("CIT") on November 21, 2001 as the result of an overadvance on the Credit Facility. The outstanding obligations under the Facility were accelerated on February 20, 2002 at which time CIT declared the Company in default.

     On May 13, 2002, the 95th District Court of Texas, Dallas County, entered an Agreed Temporary Injunction against the Company and its subsidiaries in favor of the senior lender, which agreed upon form of order (1) prohibited the Company and its subsidiaries from selling any of their assets without obtaining the prior consent of the senior lender and (2) appointed Corporate Revitalization Partners LLC to sell assets of the Company and its subsidiaries over the next 60 days toward satisfaction of an agreed upon settlement amount, in the approximate net sum of $4 million, for past obligations owing under the Company's credit facility with the senior lender.

     On February 20, 2002, the Company was notified of a default for failure to make installment payments totaling approximately $67,000 due and owing under that July 31, 2000 Promissory Note, in the aggregate principal amount of $1,250,000, in favor of Heritage National Bank. The note was secured by a Deed of Trust on the Company's principal office and warehouse facility located at 2125 West Bolt, Fort Worth, Texas. The bank subsequently accelerated the payments due under the note, declared the entire principal balance due and owing and, by that Notice of Trustee's Sale filed in Tarrant County, Texas on March 12, 2002, foreclosed on the Company's Fort Worth premises. Following the foreclosure sale held on April 2, 2002, the Company entered into a monthly rental arrangement with the bank for the continued use of the warehouse facility.

In March 2002, the Company's common stock was delisted from the Nasdaq SmallCap Market for failure to hold an annual shareholders' meeting or solicit a proxy statement for such meeting in compliance with the requirements for continued inclusion. The Company's common stock now trades on the OTC Bulletin Board. In addition, the common stock is subject to the SEC's penny-stock rules, which impose additional sales practice requirements on broker-dealers which sell the stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell the Company's common stock and may affect the ability of the stockholders to sell any common stock they may own.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings
          -----------------

     The Company or its subsidiaries are named defendants or plaintiffs in the following litigation matters or proceedings:

     1. The CIT Group/Business Credit, Inc. v. EVTC, Inc., Refrigerant Reclaim Services (d/b/a "Full Circle"), Environmental Materials Corp., Fulcircle Recyclers, Inc., Refrigerant Management Services of Arizona, Inc. On May 13, 2002, the 95th District Court of Texas, Dallas County, entered an Agreed Temporary Injunction against the Company and its subsidiaries in favor of the Company's senior lender, The CIT Group. The agreed form of order continues in force a temporary restraining order entered by the District Court on April 29, 2002 prohibiting the Company and its subsidiaries from selling any of their respective assets without obtaining the prior consent of the senior lender. In addition, the order provides for the appointment of Corporate Revitalization Partners LLC to sell assets of the Company and its subsidiaries over the next 60 days toward satisfaction of an agreed upon settlement amount, in the approximate net sum of $4 million, for past obligations owing under the Company's credit facility with the senior lender. If the sale of the assets fails to raise sufficient proceeds to satisfy the settlement amount, the lender may pursue other remedies available to it under the credit facility.

     2. Appliance Recycling Centers of America, Inc. v. Full Circle, Inc. et al. On January 29, 2002, a default judgment was entered in the Fourth Judicial District Court of the State of Minnesota, County of Hennepin against the Full Circle, Inc. and other defendants for an aggregate of $203,351.15. The underlying complaint alleged past due sums owing for CGC gas sold to the Company's subsidiary, Refrigerant Reclaim Services, Inc. d/b/a Full Circle, Inc. A Notice of Foreign Judgment was entered in Tarrant County, Texas on February 28, 2002.

     3. Refrigerant Reclaim Services, Inc. v. United States of America. On February 8, 2002, a Stipulation Pertaining to Entry of Judgment was entered into by the named parties and filed with the U.S. District Court, Northern District of Texas. The stipulation provided for a settlement of claims for excise taxes, penalties and interest, in the approximate aggregate sum of $192,000, allegedly owing by Refrigerant Reclaim Services, Inc., a wholly-owned subsidiary of the Company, for the tax periods ending March 31, 1995 and September 30, 1994. Refrigerant Reclaim Services, Inc. failed to make stipulated payments becoming due on each of February 15, 2002, March 31, 2002, April 15, 2002 and May 15, 2002.

     4. Ausimont USA, Inc. v. Environmental Materials Corporation. On February 27, 2002, Ausimont USA, Inc. ("Ausimont") filed a complaint in the Superior Court of New Jersey, Law Division Gloucester County against Environmental Materials Corporation ("EMC"), a wholly-owned subsidiary of the Company, alleging damages arising from the failure by EMC to pay for gas and gas-related products shipped to EMC by Ausimont. Ausimont seeks damages in the amount of approximately $1,360,000 in past due invoices plus interest, costs and reasonable attorney fees and expenses. Although EMC previously sought an extension of time by which to answer, it has not yet filed an answer.

     5. During February, 2002, the Company received from the Texas Workforce Commission an "Employer Response to Wage Claim" with respect to multiple wage claims for unpaid wages asserted by former employees of the Company's Fort Worth subsidiary, Refrigerant Reclaim Services, Inc. d/b/a Full Circle, Inc. The claims totaled approximately $110,000 in unpaid wages, bonuses and severance payments allegedly due and owing from the subsidiary.

     6. Management is aware that a due process hearing previously had been scheduled with respect to the Company's subsidiary, Refrigerant Reclaim Services, Inc. d/b/a Full Circle, for the tax periods ended September 30, 1994 and December 31, 1994. However, management has no knowledge of any tax, penalties, interest or resulting liens subsequently being assessed or asserted for those tax periods.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

     On May 10, 2002, the Company completed that transaction contemplated by the Securities Purchase Agreement dated March 26, 2002 and amended May 10, 2002 (as amended, the "Purchase Agreement") by and among the Company, Innovative Waste Technologies, LLC, a Nevada limited liability company ("IWT") and each of Guy L. Harrell and Gary A. Tipton, as owners of all of the issued and outstanding membership interests of IWT. Under the Purchase Agreement the Company purchased the outstanding membership interests in exchange for the issuance of 10,000,000 shares of the common stock, par value $.01 per share (the "Common Stock") of the Company and grants of options to purchase up to an aggregate of 15,000,000 shares of Common Stock, resulting in a change in control of the Company. The option grants are conditioned upon and subject to the subsequent approval by the stockholders of the Company of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock to 100,000,000 (the "Stock Amendment"). Management intends to obtain stockholder consent for the Stock Amendment promptly now that the transaction is completed. In issuing these securities, the Company relied on the exemption afforded by
Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     On November 21, 2001, the Company was notified of a technical default by The CIT Group/Business Credit, Inc. ("CIT") as the result of an overadvance on its Credit Facility. By letter dated February 12, 2002, CIT declared the Company in default under the Facility and accelerated the outstanding obligations owing thereunder. On May 13, 2002, the 95th District Court of Texas, Dallas County, entered an Agreed Temporary Injunction against the Company and its subsidiaries in favor of the senior lender, which agreed upon form of order (1) prohibited the Company and its subsidiaries from selling any of their assets without obtaining the prior consent of the senior lender and (2) appointed Corporate Revitalization Partners LLC to sell assets of the Company and its subsidiaries over the next 60 days toward satisfaction of an agreed upon settlement amount, in the approximate net sum of $4 million, for past obligations owing under the Company's credit facility with the senior lender. If the sale of the assets fails to raise sufficient proceeds to satisfy the settlement amount, The CIT Group may pursue other remedies available to it under the credit facility.

     On February 20, 2002, the Company was notified of a default for failure to make installment payments totaling approximately $67,000 due and owing under that July 31, 2000 Promissory Note, in the aggregate principal amount of $1,250,000, in favor of Heritage National Bank. The note was secured by a Deed of Trust on the Company's principal office and warehouse facility located at 2125 West Bolt, Fort Worth, Texas. The bank subsequently accelerated the payments due under the note, declared the entire principal balance due and owing and, by that Notice of Trustee's Sale filed in Tarrant County, Texas on March 12, 2002, foreclosed on the Company's Fort Worth premises. Following the foreclosure sale held on April 2, 2002, the Company entered into a monthly rental arrangement with the bank for the continued use of the warehouse facility.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits

               None

          (b)  Form 8-K Filings.

               On March 22, 2002, the Company filed a Current Report on Form 8-K relating to Item 4, Change in Certifying Accountants, in connection with the resignation of BDO Seidman LLP and appointment of Marcum & Kleigman LLP as the Company's certified public accountants.

               On May 20, 2002, the Company filed a Current Report on Form 8-K relating to Item 4, Change in Certifying Accountants, in connection with the cessation of accounting services by Marcum & Kleigman LLP.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EVTC, INC.


May 20, 2002                            By: /s/ Guy L. Harrell
                                           -------------------------------------
                                           Name: Guy L. Harrell
                                           Title:   Chief Executive Officer
                                           (duly authorized officer)